Form 10KSB
period 1998-12-31
PRISM SOFTWARE CORP
filed 1999-09-30
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-21713
                                                -------

                           PRISM SOFTWARE CORPORATION
                 (Name of small business issuer in its charter)

         Delaware                                                95-2621719
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         23696 Birtcher
         Lake Forest, California                                   92630
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

         Issuer's telephone number (including area code): (949) 855-3100

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes   No X
                                                                  ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The registrant's revenues for the year ended December 31, 1998 were
$602,461.
- ---------

     The aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1999 was approximately $834,000.
                                                    ---------

     The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 60,123,272 on August 31, 1999.
                                     ----------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     Prism Software Corporation (the "Company"), was organized under the laws of Delaware in September 1970, under the name Foothill General Corporation and subsequently changed its name to Century General Corporation. Between 1970 and 1983, the Company, either directly or indirectly through subsidiaries or other affiliates, engaged in various business operations in various industries, undergoing several corporate restructurings during this period of time. The Company, having divested itself of all of its assets, merged out, sold or otherwise disposed of all subsidiaries and other interests in other affiliates and other entities, was dormant between June 1983 and September 1992. On September 30, 1992, the Company acquired Wilkes Publishing Corporation, a California corporation ("Wilkes"). In connection with the acquisition of Wilkes, both the Company and Wilkes, a wholly-owned subsidiary of the Company upon consummation of the acquisition, changed their respective names to Prism Software Corporation. On January 25, 1995, Wilkes merged with and into the Company.

     The Company develops and markets protocol conversion software products that connect desktop personal computers with high-volume, high-speed laser printers. The Company's family of software products provides fast, easy access to high production laser printers (50 to 250 pages per minute). The Company's Print Manager products convert Hewlett-Packard ("HP") PCL and/or Adobe PostScript, the most common page description languages for the PC, to Xerox Metacode. This combines the benefits of desktop computing with greater user control and the benefits of advanced document printing capabilities, for which Xerox production laser printers have set the industry standard. The Company's growing customer base covers participants in a broad range of industries including Monumental Life Insurance, City University of New York, HarperCollins Publishers and the Florida Department of Banking and Finance among other corporate and government customers.

     The Company distributes its products throughout North America, South America and Europe through direct sales and resellers. Marketing, sales, training and technical support are provided from its Lake Forest, California corporate headquarters.

     Management of the Company believes that one of the Company's key strengths is its ability to respond rapidly to evolving niche markets with innovative solutions.

     The Company's principal executive office is located at 23696 Birtcher, Lake Forest, California 92630, and its telephone number is (949) 855-3100.

THE PRISM SOLUTION

     The computer industry of today is primarily concerned with connectivity - the ability of companies to connect their existing and/or new computer equipment to send and receive information. This includes the ability to print from anywhere-to-anywhere and to utilize existing assets. This connectivity requirement is the basis for the Company's product base and new development.

     As a result, the Company believes that the continuing evolution from centralized, mainframe-based corporate information systems to distributed data networks and desktop computing presents a considerable opportunity for the Company to sell its protocol conversion software products for high volume printing and associated connectivity solutions, as more mission-critical applications are transformed from the mainframe computer to a PC-based environment.

     Currently, the vast majority of PCs and PC-based networks rely on conventional desktop laser printers to produce "hard copy" documentation. These laser printers generally produce documents at a relatively slow rate, ranging from only 6 to 30 pages per minute ("PPM"). By utilizing the Company's products, individuals using PCs can access high production laser printers (50 to 250 PPM) and greatly reduce the length of time in which it takes to physically output a document. In addition, the Company's products allow organizations to maximize the use of high production laser printers already installed within their communications infrastructure, which previously may have been underutilized due to the limitations on the source of data and communications protocol which such printers would accept.

     To keep in line with connectivity solutions and therefore broaden its market opportunities, the Company also distributes a line of related software products that essentially work in reverse of the Company's other products. Marketed under the name PRINTEXEC, these products provide a complete enterprise-wide printing solution. The page description language conversion employed allows users flexibility to print to any printer, whether desktop or high-speed laser, from an organization's PC network, mainframe or minicomputer, representing thousands of currently-installed systems.

BUSINESS STRATEGY

     The Company's strategy is to become a leading provider of protocol conversion software to connect desktop personal computers with high-volume, high-speed laser printers. The Company intends to implement this strategy by pursuing the following initiatives:

     o LEVERAGE SALES THROUGH STRATEGIC ALLIANCES. The Company believes there are a broad range of business applications for its protocol conversion software. In order to more rapidly capitalize on the demand for such software, the Company is establishing relationships with printer manufacturers, other software providers and Original Equipment Manufacturers.
     o EXPAND THE COMPANY'S MARKETING AND SALES EFFORTS. To date, the Company has relied primarily on sales to an installed base of users of Xerox high-volume laser printers. The Company intends to expand its marketing and sales activities by marketing directly to other high production laser printer OEMs who in turn would offer the Company's products to printer end-users as a "value-added" bundle with their hardware solution. In addition, the Company intends to expand the distribution channels for its products by establishing additional distribution arrangements with other resellers, systems integrators, distributors and third party suppliers. The Company also intends to increase its market presence by expanding telemarketing and direct mail campaigns, attending prominent trade shows in the printing industry, increasing its advertising and strengthening its media and public relations efforts.
     o LEVERAGE EXISTING CUSTOMER RELATIONSHIPS. The Company considers its relationships with its existing customers to be an important corporate asset. The Company currently has over 200 customers worldwide accounting for over 200 software installations. The Company routinely introduces upgrades to enhance and extend its product line. The Company believes that its direct and frequent contacts with its customers provides the Company with information that enhances its ability to continue to develop technologically advanced products and to sell new products to existing customers.
     o MAINTAIN COMMITMENT TO RESEARCH AND DEVELOPMENT ACTIVITIES. The Company believes that to become a leader in providing protocol conversion software products that connect desktop personal computers with high-volume, high-speed laser printers, it must continue to design and develop new and enhanced engineering software products that incorporate advanced technologies. Accordingly, the Company believes that its commitment to continuous research and development efforts provides a competitive advantage. See "Product Development."

INDUSTRY BACKGROUND

     The document production of many organizations has grown steadily during the past two decades due to increased office automation and a shift of such production from centralized, mainframe-based corporate information systems to PCs and intra-office and interoffice networks of PCs. This move to "desktop computing" has in turn produced an ever-increasing need for cost-effective, reliable solutions to produce documents faster and more efficiently within a PC environment.

     The Company's research forecasts over 200 million network-attached PCs by 2000. As a result of the increasing proliferation of PC-based networks, the Company believes users worldwide will want to print from their PCs and PC networks to high production laser printers in order to increase output speed in document production and lower the cost-per-page compared to that which is currently achievable on most desktop laser printers. In addition, the Company believes that organizations which already possess high production laser printers will want to maximize the utilization of (and their investment in) those printers by allowing documents to be printed from their PC networks as they become installed within the communications infrastructure of the organization.

     Concurrent with the expansion of PC-based networks, the installed base of high production laser printers has grown at a compounded annual rate of approximately 30% to 35% since 1992. A significant number of these heavy duty, high volume printers do not accept commands in multiple languages from PCs or PC-based networks, or even larger computer systems, and require trained professionals to monitor, manage and convert the data and printer instructions which are sent to such printers by network users. Accordingly, PC and PC-based network users are presently often limited or even precluded from access to such high production laser printers and are instead relegated to using much slower desktop laser printers.

SALES AND MARKETING

     The Company currently markets and sells its products primarily through a combination of direct sales and a network of independent sales organizations (resellers).

     The Company employs telemarketing, advertising, direct mail and trade shows to generate leads. The Company also produces and distributes an array of sales literature to prospective customers. Prospective leads are distributed to the sales department according to assigned territories. Sales management applies controlled procedures to track the quality and subsequent formal sales follow-up, proposals, economic justification and closing activities. The Company has also created a Website (www.prism-software.com), which generates leads and results in firm sales.

     The Company intends to expand the distribution channels for its products by establishing additional distribution arrangements with other OEMs, resellers, system integrators, distributors and third party suppliers.

BACKLOG AND ORDERS IN DEVELOPMENT

     As of December 31, 1998 and August 31, 1999, the Company had approximately $1.2 million and $1.9 million, respectively, in potential orders for its products at various stages of development. This amount represents revenue anticipated to be recognized in the future but for which a commitment to purchase has not been received, work has not yet been initiated or work is currently in progress. The typical duration from the time of initial contact with the prospective customer ("prospect") to receipt of a commitment to purchase and installation of the products by the Company's technical personnel at the customer's site ranges from five to seven months. Approximately 25% of the Company's potential orders become sales during this time, but some orders take longer to complete. The time depends on factors such as:

     o The time required to properly analyze the prospect's printing and connectivity requirements.
     o Running test files ("proofs") from the prospect to determine if the Company's products can meet the prospect's requirements;
     o    Preparing a formal proposal for the prospect;
     o    The prospect's budgeting needs and procedures;
     o The configuration of the order upon acceptance of the proposal (particularly if the order involves software customization or hardware);
     o The customer's ability to schedule the installation of the products and
     o The fact that the Company's products are sometimes part of a larger solution involving other vendors. The prospect's interactions with those other vendors are sometimes beyond the control of the Company, which may create circumstances that the Company is not always able to anticipate.

     There can be no assurance that the prospective customers will make commitments to purchase, the Company will be successful in fulfilling the orders in a timely manner or the Company will recognize as revenue the amounts reflected.

WARRANTIES

     The Company typically provides a ninety-day material and workmanship warranty on the diskettes or other media on which the Company's software products are recorded, in addition to the pass-through warranties provided by component suppliers and other vendors, which permits customers to return any product for repair or replacement if the product does not perform as warranted. Historically, warranty expenses have not had a material impact on the Company's operations or its financial condition. However, there can be no assurance that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

 CURRENT PRODUCTS

     The Company's current product offering consists of the Print Manager Series of products which convert HP PCL and/or Adobe PostScript, the most common page description languages, to Xerox Metacode. The Print Manager Series of products enable organizations to expand the use and capabilities of their high-speed laser printers while retaining the economies of scale that these printers offer. The Company's core products, Print Manager/nt-PCL, Print Manager/nt-PostScript and Print Manager/nt-PRO are installed within a corporate communications network as a print server. Print jobs received from PCs, workstations, or other "nodes" on the network are processed by the Company's software and routed to the high-speed laser printer. By using the Company's Print Manager products in conjunction with a high-speed laser printer, high volume documentation production projects (5,000 pages or more) which might otherwise take most of an entire day to print, can often be completed in a matter of several hours.

     The Company also markets the PRINTEXEC family of products that migrates mainframe data to local area network ("LAN") laser printers without having to reprogram the host applications. PRINTEXEC's powerful drag-and-drop utilities offer the design-once-and-print-anywhere capability by helping the user design forms, format data exactly as needed, convert Xerox centralized resources for network printing and print all documents on any PCL, PostScript, Xerox Metacode or XES printer of choice.

     Set forth below is a list of the current products of the Company, followed by a brief description thereof.

     PRINT MANAGER/NT-PCL

     Print Manager/nt-PCL converts document print files created with Windows or DOS applications to Xerox DJDE/Metacode protocol for printing on high-speed Xerox laser printers. Print Manager/nt-PCL not only eliminates the need for the user to learn complex Xerox printer commands, but also enables the printers to print complex form and graphic images formerly restricted to less productive desktop laser printers. HP LaserJet printer drivers are used to print documents to print files which have been adapted by Print Manager/nt-PCL. Print Manager/nt-PCL fully supports the widely-used HP PCL 4 printer language and a growing number of HP PCL 5 print commands.

     Operating within a high-end PC platform, Print Manager/nt-PCL acts as a print server on an office's LAN. Print Manager/nt-PCL provides users with a contemporary, user-friendly "tool bar" graphic interface and works seamlessly within a Novell or Windows NT-based LAN. Through the use of a special interface channel card, Print Manager/nt-PCL attaches directly to a Xerox high-speed laser printer via the printer's Bus and Tag (IBM 3211) communication channel. Various connectivity options allow Print Manager/nt-PCL to accept parallel input or direct file format input. Print Manager/nt-PCL can also output directly to the LAN as a file instead of a hard copy printout. The file output can be in magnetic tape, on-line, mainframe or other format, such as BARR spooler. This flexibility allows Print Manager/nt-PCL to be integrated into a wide variety of electronic publishing environments.

     As the HP PCL protocol matures, more functions are being offered. The Company is working with third party software developers to provide the Company with future versions of HP PCL emulation.

     PRINT MANAGER/NT-POSTSCRIPT

     Print Manager/nt-PostScript is the Company's printer manager product for centralized printers. Print Manager/nt-PostScript enables the user to convert PC or LAN-generated PostScript Level 2 documents to Xerox DJDE/Metacode protocol for printing on Xerox high-speed laser printers. Print Manager/nt-PostScript also eliminates the need for the user to learn complex Xerox printer commands and enables the printers to print complex form and graphic images which previously had only been possible on slower desktop laser printers. Color is also supported by Print Manager/nt-PostScript, allowing users to fully utilize the highlight color capabilities of particular Xerox high-end laser printers.

     Print Manager/nt-PostScript has the ability to interpret files as they are received and then execute them in the most efficient manner. As with the Company's Print Manager/nt-PCL product, Print Manager/nt-PostScript operates within a Windows NT and Windows 95 PC platform and acts as a print server on an office's LAN. Print Manager/nt-PostScript can also accept parallel input or direct file format input and can output directly to the LAN as a file. Pursuant to the Company's agreement with Artifex Software, the Company will be able to provide future versions of the PostScript interpreter for incorporation into Print Manager/nt-PostScript, which the Company believes should significantly improve the robustness and portability of the product.

     PRINT MANAGER/NT-PRO

     Print Manager/nt-PRO is a print stream management solution that moves PC- or LAN-generated documents seamlessly to Xerox high-speed production printing. Print Manager/nt-PRO supports both HP PCL and PostScript Level 2 translation capabilities with automatic emulation sensing. This dual print language capability allows for the broadest range of print stream conversion for mainframe or Windows based documents within an enterprise, taking full advantage of Windows NT's features and benefits. In addition to its primary page translation function, Print Manager/nt-PRO allows for adding user-defined configurations for automated processing and printing.

     FREEFORM

     FreeForm, a companion product to the Print Manager/nt series, is Prism Software's Xerox forms generator. FreeForm runs in the Windows NT and Windows 95 operating systems environments and enables the design of electronic forms for Xerox high end printing using standard Windows forms design software. FreeForm also allows usage of templates that come with "off-the-shelf" forms design software packages.

     FreeForm accepts single or multi-page Print Manager/nt (-PCL or - -PostScript) processed Xerox DJDE/Metacode file input and converts it directly to Xerox forms. The output generated consists of the Xerox form (.FRM) plus a set of supporting font (.FNT) and image (.IMG) files. Highlight color information is detected automatically and produces a color form. This PC-to-Forms process eliminates the repetitive and costly downloading and reprogramming of print files.

     PRINTEXEC FAMILY OF PRODUCTS

     PRINTEXEC is a group of products that enables the user to transform raw data from the mainframe or minicomputer into high quality laser printed documents complete with form layout, graphics, typeface selections and logos. PRINTEXEC allows users to send the same datastream to different printers within the office whether they use Xerox DJDE/Metacode protocol, HP PCL, Adobe PostScript or Xerox XES page description languages. The software for PRINTEXEC is comprised of a form design module, a print stream data capture module and edit and job control modules. PRINTEXEC provides a WYSIWYG ("What You See Is What You Get") on-screen format and runs on a variety of operating systems, including Windows 95/3.1 and IBM OS/2.

     PRISM WIN95 PRINTER DRIVER

     Prism Win95 Printer Driver is a Windows 95 printer driver system for Xerox 4000 series high-speed laser printers. It is a low-cost, entry level solution for enabling Xerox high-speed printing. This product, which has been developed by combining a standard Windows 95 printer driver with the Company's own proprietary resource conversion technology, is an ideal tool for desktop PC users whose low-speed desktop network printers slow down the production of large, long documents. Prism Win95 Printer Driver looks and operates like the HP LaserJet drivers that come with Windows 95 and is priced and packaged similar to an "off-the-shelf" PC software product.

     HARDWARE

     The Company also offers to its customers hardware products that specifically enable its software solutions to function more effectively. These are standard hardware products that are purchased on an OEM basis and sold only with the Company's software solutions. These products include:

     o PRISM PLUS APPLICATION READY PLATFORM ("PARP"). This standard PC system, with full performance capabilities and options, is an advanced, high-powered Pentium-based platform for the Company's Print Manager/nt and PRINTEXEC software products. The PARP system is pre-loaded, fully configured and tested and allows the Company's software solutions to be installed more quickly and perform more effectively in a customer's environment.

     o INTERFACE CHANNEL CARDS. These standard printed circuit cards are designed and manufactured to perform a specific interface function when installed in a PC that implements the Company's software as a print server. They allow a more effective performance of data input and output to Xerox high-speed printers.

NEW PRODUCT DEVELOPMENT

     The Company offers a broad range of products which are designed to keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company continually focuses on upgrading or expanding its existing product line offerings and also on developing and introducing new products.

     The Company releases enhanced versions of its software products on an ongoing basis. The Company works closely with its existing and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. The Company believes that a substantial number of its product enhancements in recent years have been developed as a result of the ideas and suggestions of its customers.

     Standard procedures are being implemented within the Company for version control, problem tracking, testing and release. Industry standard test suites for both HP PCL and Adobe PostScript were purchased from Genoa Technologies to verify compatibility with the HP and Adobe page description languages. The Company believes that the establishment of these and other quality assurance procedures will result in improved product performance and high-quality technical support services.

     Due to the prior and current financial instability of the Company, the Company must continue to pursue and obtain present and future sources of capital in order to fund operations, including its product research and development efforts. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development programs or to obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its research and development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's product research and development efforts could be significantly deferred or curtailed, or even eliminated altogether.

     Set forth below is a list of the products currently under development within the Company, followed by a brief description thereof.

     PRINTSAFE

     PrintSafe is a Windows 95/98/NT based application which performs report archiving, online viewing and reprinting. The PrintSafe program intercepts print stream data and archives it into a designated directory in ZIP compression format. The print stream can then be automatically forwarded on to be printed or viewed online. The product was originally developed to meet a new customer requirement to save output data for future reprint. Additional features have been added to allow the product to be used either in conjunction with other Company solutions or as a stand-alone product for report archiving and online viewing.

     FTPEXEC

     FTPExec was designed to fill a need in allowing report data created in a LAN environment, to be automatically routed and printed on Mainframe attached Xerox printers. Prior to this product, report data created in a personal computer environment, had to be manually transferred to the mainframe for printing. This product can be used either in conjunction with other Company solutions or as a stand-alone FTP (file transfer protocol) client, which is used primarily by Internet users to move files back and forth between locations.

     INTRANETWARE UPGRADE

     The Company is upgrading its products to work with the Novell intraNetWare technology, in addition to NetWare, with which they currently interface. These enhancements will not only ensure the continued salability of the Company's products within current (traditional) customer environments, but will also open up new Internet-based market opportunities of the future.

     HP PCL 5 UPGRADE

     The Company, in keeping with advancements in HP PCL technology, is working to integrate additional HP PCL 5 processing capabilities into its products. In order to reduce the time to market these capabilities, the Company is working with third party software developers who provide HP PCL 5 processing engines.

     FORMS CONTROL PROCESSING APPLICATION

     The Company is embarking on the development of a Windows 95/NT workstation based Forms Control Processing Application, a powerful utility which will allow the viewing, converting, editing, storing and printing of forms designed for a Xerox printer.

     The Forms Control Processing Application's sophisticated capabilities would include: importing Prism-generated FRM or Metacode files from existing products, or from competitive vendors; outputting or exporting files as standard FRMs for Xerox printers, or in industry standard formats such as TIFF, CCITT, Windows Bitmap ("BMP") and many others; viewing a saved file on the PC screen; converting files to a standard BMP format and using an editor to modify, correct and change forms easily; and printing imaged files to local printers using standard Windows drivers, or optionally to the Xerox printer through a Bus and Tag interface. In addition, the product would be able to interface with a local database, providing the ability to optionally store forms and recall them on demand.

     RESELLER OF XEROX NETWORK LASER PRINTERS

     In order to offer a single source for our customers, the Company has become a reseller of the Xerox new network laser printers. This allows the Company to add these printers as a total solution with its PRINTEXEC family of products. Xerox Corporation supports the shipment and maintenance of these printers.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     One of the critical aspects of customer satisfaction is the ability to provide a high-level of service and support during all phases of customer interaction (pre-sales, installation and post-installation). The Company's Technical Support Department ("TSD") is staffed with highly-qualified technicians who work with our customers in all of these phases to provide front-line support as well as on-site installation and follow-up.

     Prior to a sale, the Company's TSD tests selected print files for the prospective customer, assists in designing a detailed and cost-effective print stream management solution and helps set proper product performance expectations.

     Once the customer commits to purchasing the product, the TSD technician works closely with the customer's technical staff to review the plans for implementation and then performs the actual on-site installation. After successful installation, TSD management follows-up with a post-installation survey to the customer to get feedback on product performance and expectations, review the installation process and obtain any customer comments and recommendations.

     Qualified technicians must be well-versed in a variety of areas including personal computer hardware and software, networking, printer technologies and customer service techniques. As of August 31, 1999, the Technical Support Department had 5 full-time employees providing technical and customer support services and training.

MANUFACTURING AND SHIPPING

     The Company's primary software products consist of diskette media or CD-ROM and manuals. The Company's hardware products are supplied by third party vendors. Master diskettes and manuals are prepared by the Company and mass reproduced internally. The final integration and packaging of its software and hardware products and manuals is performed at the Company's principal business office in Lake Forest, California.

     The Company ships its products using standard packaging materials. Shipping is normally accomplished through the use of an overnight carrier. Certain updates and upgrades of the Company's software products can be provided through electronic distribution, such as the Company's electronic bulletin board service. The Company is also investigating the use of its Website as an alternate form of distribution.

STRATEGIC RELATIONSHIPS

     Relationships have been or are in the process of being developed in four general areas: software and hardware vendors that have products that the Company resells or integrates into existing products; hardware resellers that use the Company's products and services in their packaged sale; consulting organizations that present the Company's products and services as part of their solution; and value-added resellers ("VARs"), resellers and integrators that provide customer leads to the Company for a referral fee. Some examples of the Company's efforts in developing strategic relationships in these areas are set forth below:

     o Some of the companies that manufacture products that are sold and integrated by the Company include Xerox, BARR Systems, Spur Products, Dell Computers, IBM Corporation, Dataware, AFP, XLPrint, JetLetter and Artifex.
     o Verilease, Officeland, LSI, IKON and Xerox have used the Company's products and services as a part of their complete sale to their customers.
     o Harris Group, IBM Global, KPMG and Andersen Consulting have worked with the Company on a number of projects.
     o Relationships with several resellers, VARs and integrators have been developed to support leads for the Company.

COMPETITION

     The printer protocol conversion industry is intensely and increasingly competitive and is characterized by rapid technological advances and changes in industry standards. A number of companies offer software or hardware products that compete with and target the same markets as the Company, including Solimar Systems, Inc., Elixir Technologies Corporation and ENTIRE, Inc. Some or all of these competitors and other potential competitors have larger technical staffs, more established and larger marketing and sales organizations, greater name recognition and significantly greater financial resources than the Company. There can be no assurance that the Company will be able to successfully compete against either current or potential competitors.

     The principal competitive factors in this industry include product functionality, product reliability, price/performance characteristics, ease of product use, availability of products on popular computer platforms, end user support and documentation, ability to keep pace with technological advances, corporate reputation and financial stability. The Company believes it competes favorably in all of these areas. However, the Company expects substantial additional competition from existing competitors and from a number of other companies which may enter the Company's existing or future markets. There can be no assurance that any such competitor will not develop products that are superior to the Company's products or that achieve greater market acceptance. This additional competition could adversely affect the Company's sales and profitability through price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors.

CUSTOMERS

     Prism currently has about 200 customers worldwide. The following is a representative list of the Company's customers by industry sectors.

     SERVICE BUREAUS                          GOVERNMENT

     COPI                                     Beaver County, Pennsylvania
     Kimco                                    City of Calgary, Canada
     Direct Response                          Florida Dept. of Banking & Finance
     EDS                                      Mississippi Dept. of Education
     Policy Management Systems
     Periodical Publishers
     Spar Marketing Force

     INSURANCE                                EDUCATIONAL INSTITUTIONS

     Baltimore Life of Maryland               City University of New York
     Berkshire Life Insurance                 University of Iowa
     Golden Eagle Insurance
     Maryland Automobile Insurance Fund
     Monumental Life Insurance
     Workmen's Auto Insurance

     FINANCIAL/RESALE/LEASING                 MANUFACTURING

     Merrill/May Corporation                  Brown & Williamson
     Republic National Bank                   HarperCollins Publishers
     Tokio Marine                             Johnson Controls
     Bank One                                 R.J. Reynolds
     Commercial Credit                        Toyota Motors

INTELLECTUAL PROPERTY

     The Company currently does not hold any patents and relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, the Company believes that, because of the rapid pace of technological change in the protocol conversion and printer connectivity industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information such as software source codes or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

     The Company generally enters into confidentiality or license agreements with its employees, consultants, customers and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. To license its products, the Company primarily relies on signed agreements. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products. While the Company believes that its software products and proprietary rights do not infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such claims will not require the Company to enter into royalty or license arrangements or result in costly litigation, regardless of the merits of the claims. Any such third party claims, whether or not they are meritorious, could result in costly litigation or the requirement of royalty or license arrangements, which may not be available on terms acceptable to the Company, or at all. Although the Company has not to date received any infringement claims, if the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of August 31, 1999, the Company had 17 employees, including 3 in product development, 5 in customer service and training, 5 in sales and marketing and 4 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

FACILITIES

     The Company's principal administrative, development, manufacturing and shipping facilities are located in one 6,700 square foot leased facility in Lake Forest, California, under a lease that expires in April 2004. The Company has the right to terminate the lease starting in April 2001. The base rent under such lease is approximately $7,600 per month, with the rent increasing approximately 4% in the third year and approximately 4% in the fifth year. In addition to base rent, the Company pays its share of utility costs on the building. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as and if needed.

ITEM 3.  LEGAL PROCEEDINGS

     In or about April 1999, Arthur Wilkes, a co-founder and former President and Chief Executive Officer of the Company, filed a demand for arbitration against the Company with the American Arbitration Association. Mr. Wilkes contends that the Company breached the terms of an April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company.

      The Company responded to the arbitration demand by serving a counter-demand based on Mr. Wilkes' failure to provide the Company with a copy of software the Company contends Mr. Wilkes has developed and made available to his current company, American Printware. Under the terms of the 1995 Agreement, Mr. Wilkes is obligated to provide the Company with a non-exclusive license to software and software derivatives based on a product Mr. Wilkes began to develop while still employed by the Company. Mr. Wilkes denies the allegations of the counter-demand.

      The American Arbitration Association is in the process of finalizing the selection of an arbitrator. No arbitration date has been set. The Company believes that Mr. Wilkes' allegations concerning interference with his ability to sell his stock in the Company are without merit, and intends to vigorously defend those claims. The Company has not paid Mr. Wilkes the payments described in the $64,000 Promissory Note, and contends that any amounts owing under that Note must be offset by damages caused by Mr. Wilkes' above-described breach of the Settlement Agreement. The liability for the $64,000 Promissory Note is already accrued in the Company's financial statements. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.

     Other than with respect to the foregoing matter, the Company does not believe that it is or has been involved in any litigation or proceeding that will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 15, 1997, the Company mailed to its stockholders a consent solicitation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000, pursuant to the written consent of such stockholders. The final date on which such written consents could be delivered to the Company and the date such consents received from such stockholders were tabulated was November 10, 1997. The number of shares for which consent FOR such action was given was 14,572,500, which exceeded the vote required to approve such action. The number of shares for which consent AGAINST such action was voted or WITHHELD was 0. The number of shares which abstained from such consent solicitation was 0. The number of shares which represented broker non-votes was 0.

     On April 15, 1999, the Company mailed to its stockholders a notice of action to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 200,000,000, pursuant to the written consent of such stockholders. The final date on which such written consents could be delivered to the Company and the date such consents received from such stockholders were tabulated was May 6, 1999. The number of shares for which consent FOR such action was given was 44,406,621, which exceeded the vote required to approve such action. The number of shares for which consent AGAINST such action was voted or WITHHELD was 486,046. The number of shares which abstained from such consent solicitation was 11,571,351. The number of shares which represented broker non-votes was 3,659,254.

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF" and is not listed for trading on any exchange. The OTCBB, which is separate and distinct from the Nasdaq Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each calendar quarter ending December 31, 1996 through June 30, 1999, and for the current quarter through September 7, 1999, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. See "Risk Factors - Limited Trading Market; Potential Volatility of Stock Price; Risk of Securities Class Action Litigation."

                                                   High/Ask          Low/Bid
                                                  ------------     ------------

Quarter ended March 31, 1997                                   No known trades
Quarter ended June 30, 1997                                    No known trades
Quarter ended September 30, 1997                               No known trades
Quarter ended December 31, 1997                          0.04             0.04
Quarter ended March 31, 1998                                   No known trades
Quarter ended June 30, 1998                              0.12             0.03
Quarter ended September 30, 1998                         0.10             0.03
Quarter ended December 31, 1998                          0.20             0.01
Quarter ended March 31, 1999                             0.08             0.01
Quarter ended June 30, 1999                              0.08             0.01
Quarter through September 7, 1999                              No known trades

     As of September 2, 1999, there were approximately 933 stockholders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

     The Company currently anticipates that it will retain all of its earnings for use in the development of its business. The Company has never paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. See "Risk Factors - Lack of Cash Dividends; Dividend Policy."

     The following is a summary of transactions by the Company during the fiscal year ended December 31, 1998 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     ISSUANCES OF COMMON STOCK

     In February 1998, E. Ted Daniels, the Company's President, exercised options to purchase 1,000,000 shares of the Company's Common Stock at no cost pursuant to the terms of an Employment Agreement between Mr. Daniels and the Company (see "Executive Compensation - Employment Agreements").

     From January to March 1998, the Company sold 7,575,000 shares of Common Stock to seven accredited investors for an aggregate purchase price of $303,000, or $0.04 per share. Such investors included Chartwell Investment Partnership ("Chartwell"), Irving and Hilda Lassoff ("Lassoff"), Loyd Tarr ("Tarr"), Conrad von Bibra, the Edith von Bibra Trust, Robert Weiner and Marty and Sara Williams. Conrad von Bibra maintains his shares purchased under this offering in an account with Kennedy Capital, which claims beneficial ownership of these shares. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. None of Chartwell, Lassoff, Weiner nor Williams is either an affiliate or a principal stockholder of the Company. Neither Kennedy Capital nor Third Century, nor any director, officer or affiliate of either such company, is an affiliate (other than as a principal stockholder) of the Company. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     CERTAIN NOTES AND NOTE CONVERSIONS

     From May 1998 to October 1998, the Company issued Convertible Promissory Notes in the aggregate principal amount of $353,000 to seven investors (the "1998 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every 3 months) and mature at various dates from May 1999 to October 1999. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the initial rate of $0.05 per share (for an initial total of 7,060,000 shares) at any time at the option of the holders. All or any portion of defaulted principal or interest payments is convertible into Common Stock at an adjusted rate of $0.01 per share. The notes were issued to Capital Investment Partners ($35,000 in the aggregate), Northstar ($55,000 in the aggregate), Jean Tarr ($15,000), Eric Nickerson ($10,000), Third Century ($90,000 in the aggregate), Conrad von Bibra ($98,000 in the aggregate), and the Edith von Bibra Trust ($50,000). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Mr. Nickerson is the managing partner of Third Century. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     From October to December 1998, the Company issued Convertible Promissory Notes in the aggregate principal amount of $206,000 to two investors, (part of the "1998/99 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every three months) and mature at various dates from October to December 1999. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the rate of $0.05 per share at any time at the option of the holders. The notes were issued to Conrad von Bibra ($156,000 in the aggregate) and the Edith von Bibra Trust ($50,000 in the aggregate). In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In May and June 1998, the principal and unpaid accrued interest on the 1997 Notes for Capital Investment Partners (principal of $48,000 and accrued interest of $3,773), Northstar (principal of $50,000 and accrued interest of $4,911), and Third Century (principal of $39,500 and accrued interest of $2,583), were rolled over into their respective initial 1998 Notes. The 1997 Notes were thereby cancelled and superseded in their entirety by the aforementioned 1998 Notes.

     In October 1998, the following occurred pursuant to a Note Conversion
Agreement:

     o Threshold converted all outstanding amounts under its 1995 Convertible Promissory Note (principal of $250,000 and accrued interest of $64,265 ) into 5,000,000 shares of Common Stock, reflecting an effective conversion rate of approximately $0.06 per share. Neither Threshold, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with this conversion.
     o Threshold transferred all of its remaining notes to the von Bibra family consisting of the 1996 Secured Note (principal of $750,000 and accrued interest of $164,831 ) and the two 1997 Notes (total principal of $118,250 and accrued interest of $13,792). The von Bibras converted all outstanding amounts into 17,365,000 shares of Common Stock (10,419,000 shares to Conrad von Bibra, 5,209,500 shares to the Edith von Bibra Trust and 1,736,500 shares to Carl von Bibra, the son of Conrad von Bibra), reflecting an effective conversion rate of approximately $0.06 per share. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these conversions.

     The issuance of securities of the Company in each of the above transactions was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities in each case either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. See "Forward-Looking Statements; Cautionary Statement." The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUES

     Revenue decreased by $223,188 (27.1%) from $825,649 for the fiscal year ended December 31, 1997 ("Fiscal 1997") to $602,461 for the fiscal year ended December 31, 1998 ("Fiscal 1998"). The decline can be attributed primarily to the following factors:

     o Sales of the Company's PRINTEXEC products decreased approximately $153,000, from approximately $171,000 for Fiscal 1997 to approximately $18,000 for Fiscal 1998. This decline was due primarily to changing industry requirements. The Company's efforts to keep up with the industry changes were limited by its reduction in research and development expenses (see "- Operating Expenses"). The Company is currently attempting to address this by increasing its research and development activities and is also trying to sell more PRINTEXEC-related services (as opposed to the PRINTEXEC products), but no assurance can be given that the Company will be successful in addressing this.
     o In early 1998, Xerox greatly reduced its Cooperative Marketing program. Xerox terminated a number of partner relationships that had been established under this program, including its relationship with the Company. Commissions earned under this program in connection with the sale of Xerox printers decreased approximately $38,000, from approximately $56,000 for Fiscal 1997 to approximately $18,000 for Fiscal 1998.
     o AT&T Systems Leasing ("AT&T") divested itself of its printer connectivity division in November 1997. In addition, Xerox launched a major sales campaign to compete against the Company's products in sales to Xerox's end users (this occurred soon after Xerox scaled back its Cooperative Marketing program, discussed above). These events contributed to a decline in sales of non-PRINTEXEC products to Xerox and AT&T of approximately $89,000, from approximately $103,000 for Fiscal 1997 to approximately $14,000 for Fiscal 1998 .
     o The decreases described above were partially offset by an increase in revenue recognized from increased sales of annual service contracts. This revenue increased approximately $65,000, from approximately $149,000 for Fiscal 1997 to approximately $214,000 for Fiscal 1998.

COST OF REVENUES

     The cost of revenues decreased by approximately $47,000 from approximately $83,000 for Fiscal 1997 to approximately $36,000 for Fiscal 1998. As a percentage of revenue, the cost of revenue decreased from 10.1% for Fiscal 1997 to 5.9% for Fiscal 1998. The decrease in the dollar amount of the cost of revenues is attributable primarily to a comparable decrease in sales of hardware. Hardware revenue decreased by approximately $52,000 (approximately 47.9%) from Fiscal 1997 to Fiscal 1998, while the cost of hardware sales decreased by approximately $45,000 (approximately 57.9%) from Fiscal 1997 to Fiscal 1998.

      The decrease as a percentage of revenue is due to a change in the sales mix. Product sales (software and hardware) decreased as a percentage of total revenue (from approximately 71.8% for Fiscal 1997 to approximately 57.4% for Fiscal 1998), thereby diluting the cost of sales as a percentage of overall revenue.

OPERATING EXPENSES

     Selling, general and administrative expenses decreased by approximately $281,000 (approximately 17.5%) from approximately $1,604,000 for Fiscal 1997 to approximately $1,323,000 for Fiscal 1998. The decrease was due primarily to: 1) lower commissions and royalties resulting from the decrease in sales and 2) the Company's overall cost cutting efforts that were necessitated primarily by the decrease in sales.

     Research and development expenses decreased by approximately $110,000 (65.1%) from $169,000 for Fiscal 1997 to approximately $59,000 for Fiscal 1998. As a percentage of revenue, research and development expense decreased from 20.4% to 9.8%. The decrease was due to the Company's overall cost cutting efforts that were necessitated primarily by the decrease in sales.

BENEFIT FROM RELIEF OF INDEBTEDNESS

     The benefit from the relief of indebtedness was approximately $184,000 for Fiscal 1998. This was due primarily to settlements on certain accounts payable that the Company was able to reach.

INTEREST EXPENSE

     Interest expense remained relatively constant, increasing only slightly by approximately $1,000 (0.7%) from approximately $133,000 for Fiscal 1997 to approximately $134,000 for Fiscal 1998. The Company's outstanding indebtedness decreased significantly during Fiscal 1998, primarily due to the conversion of approximately $1,118,000 in notes payable into shares of Common Stock in October (see "Certain Relationships and Related Transactions"). However, the effect on interest expense was offset by higher interest rates on new debt that was incurred.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had a negative working capital of approximately $1,693,000 and an accumulated deficit of approximately $8,334,000. As of that date, the Company had approximately $7,000 in cash, approximately $143,000 in net accounts receivable and approximately $808,000 in convertible notes payable. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

     From Fiscal 1997 to Fiscal 1998, the Company's net cash used in operating activities increased approximately $92,000 from approximately $745,000 to approximately $837,000, net cash used in investing activities increased approximately $1,000 from approximately $8,000 to approximately $9,000 and net cash provided by financing activities increased approximately $128,000 from approximately $717,000 to approximately $845,000. The increase in net cash used in operating activities was primarily attributable to decreases in accounts receivable of approximately $25,000, inventories of approximately $4,000 and accounts payable of approximately $115,000, offset by an increase in other accrued expenses of approximately $46,000. The increase in net cash provided by financing activities was attributable primarily to an increase in net proceeds from the issuance of debt (primarily convertible promissory notes) of approximately $303,000, offset by a decrease in net proceeds from the issuance of common stock of approximately $189,000.

     The Company's capital expenditures in Fiscal 1998 of approximately $9,000 consisted primarily of computers and software.

     The Company believes that current and future available capital resources, cash flow from operations and other existing sources of liquidity will be adequate to fund its operations for the remainder of the current fiscal year. However, there can be no assurance that sufficient funds will be available or that future events will not cause the Company to seek additional capital sooner, including, but not limited to, the failure by the Company to timely collect outstanding accounts receivable. To the extent the Company is in need of any additional financing, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity or convertible debt securities, options or warrants, further dilution to the existing stockholders of the Company may result.

     If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Risk Factors - Future Capital Requirements; Uncertainty of Additional Funding."

YEAR 2000 COMPLIANCE

     The Company has identified substantially all of its major hardware and software platforms in use and is continually modifying and upgrading its software and information technology ("IT") and non-IT systems. The Company has modified its current financial software to be Year 2000 ("Y2K") compliant. The Company does not believe that, with upgrades of existing software and/or conversion to new software, the Y2K issue will pose significant operational problems for its internal computer systems. The Company expects all systems to be Y2K compliant by October 31, 1999 through the use of internal and external resources. The Company has incurred insignificant costs to date associated with Y2K compliance and the Company presently believes estimated future costs will not be material. However, the systems of other companies on which the Company may rely also may not be timely converted and failure to convert by another company could have an adverse affect on the Company's systems. The Company presently believes the Y2K problem will not pose significant operational problems and is not anticipated to have a material effect on its financial position of results of operations in any given year. However, actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays by the Company or its suppliers. If the Company and third parties upon which it relies are unable to address the issue in a timely manner, it could result in material financial risk to the Company. In order to assure that this does not occur, the Company is in the process of developing a contingency plan and plans to devote all resources required to attempt resolve any significant Y2K issues in a timely manner.

     The Company believes that the software products it sells are Y2K compliant since all date-dependent data is currently handled by the computer's operating system, which is not within the Company's control.

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" and "Looking Ahead," are "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Form 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the protocol conversion and printer connectivity industry and future trends and results cannot be predicted with certainty. Prospective purchasers of securities of the Company should also consult the risk factors listed from time to time in the Company's periodic Reports on Forms 10-QSB, 8-K and 10-KSB and its Annual Reports to Stockholders.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

RISK FACTORS

HISTORY OF LOSSES, ACCUMULATED DEFICIT AND NEGATIVE NET WORTH

     The Company has incurred net losses in each year since inception. The net losses for Fiscal 1997 and Fiscal 1998 were $1,162,922 and $764,894, respectively. As of December 31, 1998, the Company had an accumulated deficit of $8,334,154, a stockholders' deficit of $1,676,320 and negative working capital of $1,693,425. The Company also expects to report net losses for the three months ending March 31, 1999 and for the six months ending June 30, 1999. There can be no assurance that the Company's operations after June 30, 1999 will be successful or result in profits to the Company. Furthermore, profitable operations, of which there can be no assurance, are dependent upon market acceptance of the Company's products and services.

RISKS ASSOCIATED WITH THE COMPANY'S FINANCIAL CONDITION

     The President, Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer of the Company, E. Ted Daniels, joined the Company in 1994. Most of the other current members of management joined the Company within the past two years. Management of the Company has developed plans to stabilize the Company's financial condition and operations. These plans include, among other things, a restructuring of certain debt, a reduction of operating and overhead costs, the expansion of operations through potential strategic relationships, an upgrade of product development, customer service, sales and marketing efforts and improvement of the Company's reporting methods. Current management of the Company believes that the implementation of these plans is well underway, but that additional time is required for such plans to produce favorable results and long-term effectiveness and for the new products and services of the Company to begin to generate significant revenue. There can be no assurance that such plans will ever be fully implemented or, if implemented, that any improvement in the financial condition or operations of the Company will ever occur. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Future Capital Requirements; Uncertainty of Additional Funding."

     In addition, the independent auditors who have audited the financial statements of the Company as of December 31, 1998 included in this Form 10-KSB have expressed in their report appearing herein an unqualified opinion which includes an explanatory paragraph referring to substantial doubt about the Company's ability to continue as a going concern.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company's future capital requirements will depend upon many factors, including the development of new products and services, possible future strategic acquisitions, the progress of the Company's research and development efforts, the expansion of the Company's sales and marketing efforts and the status of competitive products. The Company must continue to pursue and obtain present and future sources of capital in order to fund its operations. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

RISKS ASSOCIATED WITH GROWTH STRATEGY

     The Company's strategy envisions a period of growth that may put a strain on its administrative and operational resources. While the Company believes that it has established a significant infrastructure to support growth, its ability to effectively manage growth will require it to continue to expand the capabilities of its operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salespeople and other personnel. There can be no assurance that the Company will be able to do so. If the Company is unable to successfully manage its growth, the Company's business, operating results and financial condition could be adversely affected.

DEPENDENCE ON SALES OF HIGH-SPEED PRODUCTION PRINTERS

     A significant portion of the Company's revenues to date have been derived, and the Company believes that a significant portion of its future revenues will be continue to be derived, from sales of its products and services for use with high-speed production laser printers, primarily such printers manufactured by Xerox Corporation ("Xerox"). The Company's success is therefore dependent, to a large degree, on the continuing use of existing Xerox high-speed production printers and on the success of Xerox and various third parties in selling new such printers. For Fiscal 1997 and Fiscal 1998, revenue from Xerox was approximately 17% and 7% of total revenues, respectively (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues). This decline has increased the Company's need to market directly to end users and to pursue other distribution channels and strategic relationships. There can be no assurance, however, that the Company will be able to do so.

REVENUE CONCENTRATION

     Sales of the Company's Print Manager/nt-PCL product constituted approximately 30% and 34% of the Company's total revenues for Fiscal 1997 and Fiscal 1998, respectively (see "Description of Business - Current Products"). In addition, revenue derived from annual support contracts constituted approximately 18% and 36% of the Company's total revenues for Fiscal 1997 and Fiscal 1998, respectively. A significant reduction in either source of revenue resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of the Company's customers, or for other reasons, could have a material adverse effect on the Company's business, operating results and financial condition.

DEFAULTS UNDER CERTAIN OBLIGATIONS OF THE COMPANY

     The Company is in default under certain debt obligations and related agreements, such as the 1995 Convertible Promissory Notes with Northstar Capital Partners, LP ("Northstar") and Peachtree Capital Partners, LP ("Peachtree"). Peachtree subsequently merged into Capital Investment Partners. James Martin, the owner of Martin Management, Inc., which is the general partner of both Capital Investment Partners and Northstar, is a not an affiliate (other than as a principal stockholder) of the Company. See "Certain Relationships and Related Transactions - Certain Notes and Note Conversions" and "Security Ownership of Certain Beneficial Owners and Management."

     Specifically, the Company is in default under certain provisions of the 1995 Convertible Promissory Notes which required the Company to (i) file, on or prior to October 29, 1995, a Form 10-SB or other applicable form with the Securities and Exchange Commission (the "Commission") to voluntarily become a
Section 12(g) reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) prepare and file, on or before December 31, 1995, a registration statement under the Securities Act covering shares held by Northstar and Peachtree, (iii) pay to Northstar and Peachtree on or prior to December 1, 1995, all principal and accrued interest then due to them under their respective 1995 Convertible Promissory Notes, (iv) abstain from issuing any shares of Common Stock, or securities convertible into shares of Common Stock, at a price per share of Common Stock less than $0.25.

     In October 1997, Northstar and Peachtree agreed to amend their respective 1995 Convertible Promissory Notes to (i) reduce the conversion price from $0.25 to $0.10 per share of Common Stock, (ii) extend to December 1, 1999, the date for preparing and filing a registration statement under the Securities Act covering shares held by Northstar and Peachtree and (iii) extend the maturity of all principal and accrued interest to December 31, 1999. Notwithstanding such amendments, the Company is still in default under certain other provisions of such notes described above.

     The Company is also in default under other promissory notes owed to the following: George E. Williams, Personal Computer Products, Inc., James or Judith Bone, Shirley McGarvey, James Bone and Allard Villere. The aggregate principal balance of these notes is approximately $177,894. None of George E. Williams, Personal Computer Products, James Bone, Judith Bone or Shirley McGarvey is an affiliate or principal stockholder of the Company. Allard Villere is the Secretary and a Director of the Company. Specifically, the Company is in default under the payment terms of each such debt obligation.

     These defaults described above are primarily attributable to the former and current financial instability of the Company which has rendered the Company unable to make the payments and other expenditures necessary in order to comply with such provisions. As a result of these defaults, each holder of such defaulted debt obligations has the right to demand payment in full of such obligations.

     While no such holder has made any presentment or demand for payment as of the date of this Form 10-KSB, there can be no assurance that any such holder will not make a presentment or demand for payment in the future or otherwise exercise any rights or remedies it may have with respect to such obligations. If any or all of such holders were to make any such presentment or demand or otherwise exercise any rights or remedies available to them under their respective debt obligations and/or related agreements with the Company, such action would have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company is also in default under certain payment terms of the 1998 Notes and 1998/99 Notes. These notes include the 1997 Notes for Capital Investment Partners, Northstar and Third Century II, which were rolled into the terms of certain 1998 Notes. As provided by the terms of these notes, the Company is in the process of converting the defaulted payments (aggregate of approximately $436,998) into approximately 42,398,742 shares of Common Stock. Not all of the note holders have formally notified the Company in writing of their intent to convert. See "Certain Relationships and Related Transactions - Certain Notes and Note Conversions."

NEED FOR ADDITIONAL SALES, MARKETING AND TECHNICAL PERSONNEL

     Although the Company anticipates generating significant revenues from sales to printer OEMs, it nevertheless will need to continue to expand its sales to end users and to other distribution channels in order to meet the goals of its business strategy. This will require the Company to attract and retain additional qualified sales, marketing and technical personnel, in addition to other personnel. Such personnel are in high demand and there can be no assurance that the Company will be able to attract and retain the personnel it will need. See "Description of Business - Business Strategy" and "Description of Business - Sales and Marketing."

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

     The high technology software industry has been historically marked by very rapid technological change and frequent introductions of new products and product enhancements. Accordingly, the Company's future growth and profitability depend in part on its continuing ability to anticipate or respond to technological changes by maintaining its employees' technical and analytical skills, enhancing its current products and successfully developing and marketing new products and services. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and new services and to advances in hardware and operating systems. There can be no assurance given that the Company will be able to continue to respond to such technological changes or that its products and services will achieve significant market acceptance. Furthermore, any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues.

POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE

     The Company's quarterly results of operations may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, market acceptance of new products, customer order deferrals in anticipation of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, mix of distribution channels through which products are sold, changes in product pricing, acquisitions of additional products or businesses and general business and economic conditions. The Company has experienced substantial net losses in each of the past two fiscal years and expects to report net losses for the three months ending March 31, 1999 and for the six months ending June 30, 1999. Sales of the Company's products may also be negatively affected by delays in the introduction or availability of new hardware or software products from third parties, particularly Xerox. There can be no assurance that the Company will be able to grow or sustain its profitability on a quarterly basis.

COMPETITION

     The Company competes with a small group of direct and indirect competitors in the protocol conversion and printer connectivity industry. Some of such companies and other potential competitors of the Company have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources, and thus the capability to develop new products which may be perceived to be superior to the Company's products. There can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, the Company's software products are designed to improve the productivity of the hardware products of extremely large, international companies, such as Xerox, Hewlett-Packard and IBM. These companies have the resources, if they choose to so apply them, to develop software for their own hardware products which competes with the Company's products. Such an occurrence would materially and adversely affect the Company's business and results of operations. See "Description of Business - Competition."

PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, the Company believes that, because of the rapid pace of technological change in the protocol conversion and printer connectivity industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information such as software source codes or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

     The Company generally enters into confidentiality or license agreements with its employees, consultants, customers and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. To license its products, the Company primarily relies on signed agreements. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products. While the Company believes that its software products and proprietary rights do not infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such claims will not require the Company to enter into royalty or license arrangements or result in costly litigation, regardless of the merits of the claims. Any such third party claims, whether or not they are meritorious, could result in costly litigation or the requirement of royalty or license arrangements, which may not be available on terms acceptable to the Company, or at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE UPON KEY PERSONNEL

     The success of the Company is dependent in part upon the active participation and continued services of certain key executive officers and key employees, including E. Ted Daniels, President, Chairman of the Board, Chief Executive Officer and interim Chief Financial Officer; Larry Taylor, Sales Manager; Richard Nicolai, Technical Support Manager; Siva Gogulapati, Director of Engineering; Michael Cheever, Controller; and Dee Shelor, Executive Administrator and Office Manager. The loss of any one of such officers or key employees could have a material adverse effect on the Company's business and results of operations. The Company intends to obtain key-man life insurance on Mr. Daniels, but there can be no assurance that the proceeds from any such insurance would be sufficient to compensate the Company in the event of Mr. Daniels' death.

CUMULATIVE VOTING AND LACK OF CONTROL

     Cumulative voting in the election of directors is not allowed by the Company's Certificate of Incorporation (except to the extent, if any, required by California law). Accordingly, the holders of a majority of the shares of the Company's Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

ABILITY TO ISSUE ADDITIONAL COMMON STOCK AND PREFERRED STOCK; DILUTION DUE TO FUTURE ISSUANCES OF STOCK WITHOUT STOCKHOLDER APPROVAL

     The Articles of Incorporation of the Company, as amended, currently authorize the issuance of a maximum of 200,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share. In 1992, the Board of Directors established a series of preferred shares designated $5.00, 10% Class A Cumulative Convertible Preferred Stock ("Class A Preferred Stock") and authorized the issuance of 100,000 shares of Class A Preferred Stock, all of which were issued and 99,000 of which are presently outstanding. Each share of Class A Preferred Stock is convertible into approximately 100 shares of Common Stock, subject to adjustment upon the occurrence of certain events. The number of shares of Common Stock currently issuable upon conversion of the shares of Class A Preferred Stock is approximately 9,900,000. In May 1993, the Board of Directors established a series of preferred shares designated $9.00, 8% Class B Cumulative Convertible Preferred Stock ("Class B Preferred Stock") and authorized the issuance of 27,777 shares of Class B Preferred Stock, all of which have been issued and are outstanding. Each share of Class B Preferred Stock is convertible into approximately 180 shares of Common Stock, subject to adjustment upon the occurrence of certain events. The number of shares of Common Stock currently issuable upon conversion of the shares of Class B Preferred Stock is approximately 4,999,860. Accordingly, the Board of Directors may authorize the issuance of up to an additional 139,876,728 shares of Common Stock and an additional 4,872,223 shares of Preferred Stock without any approval of such issuance by the stockholders of the Company.

     Owners of the shares of Common Stock may be further diluted in their percentage ownership of the Company if any such additional shares are issued by the Company in the future. In addition, there is no assurance that the Board of Directors will not authorize the establishment of an additional class of preferred shares in the future which could operate to the significant disadvantage of present holders of the Preferred Stock.

LACK OF CASH DIVIDENDS; DIVIDEND POLICY

     Under the Delaware General Corporation Law, dividends may be paid only out of legally available funds as prescribed by statute, subject to the discretion of the Company's Board of Directors. The Company has paid no cash dividends on its Common Stock to date and the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future, including on shares of Common Stock issued upon conversion of shares of Preferred Stock. The Company currently intends to retain any available earnings the Company may realize in the future for working capital and to finance future growth of the Company. The payment of cash dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, working capital requirements and other factors which cannot now be determined.

     Dividends on shares of Preferred Stock of the Company are cumulative. Accordingly, dividends not paid by the Company on any payment date shall accrue from the respective dividend payment date. The Company is not obligated to declare dividends on any class of Preferred Stock. However, when, as and if the Company's Board of Directors declares the payment of dividends on Preferred Stock, such dividends shall be payable semi-annually at the rate of $0.50 per share per year with respect to the Class A Preferred Stock and payable quarterly at the rate of $0.72 per share per year with respect to the Class B Preferred Stock.

CONCENTRATION OF OWNERSHIP

     As of August 31, 1999, 60,123,272 shares of Common Stock were outstanding and approximately an additional 42,398,742 shares were in the process of being issued for the conversion of certain Convertible Promissory Notes (See "Certain Relationships and Related Transactions Certain Notes and Note Conversions"). Of this total of 102,522,014 shares, the major beneficial owners are E. Ted Daniels (President, Chief Executive Officer and Chairman of the Board of the Company; 2,440,000 shares, or 2.4%), Allard C. Villere (Secretary and a Director of the Company; 408,834 shares, or 0.4%), Kennedy Capital Management, Inc. (5,162,778 shares, or 5.0%), James Martin (24,262,951 shares or 23.7%), Third Century II (25,766,415 shares, or 25.1%), Threshold Technology Partners (6,800,000 shares, or 6.6%) and Conrad and Carl von Bibra (22,858,876 shares, or 22.3%). As a result, this group of stockholders has sufficient voting power to control the outcome of all corporate matters submitted to the vote of the stockholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors (and, thereby, the qualification and appointment of officers of the Company) and mergers and other business combinations involving the Company. In turn, through its potential effect on the Board of Directors and beneficial ownership of Common Stock of the Company, this group could control certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including borrowing from third-party lenders and the issuance of additional equity securities) and the acquisition or disposition of assets by the Company. The concentration of ownership in this group of stockholders could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Common Stock of the Company.

POSSIBLE ADVERSE EFFECTS DUE TO SHARES ELIGIBLE FOR FUTURE SALE

     Sales of shares by existing security holders of the Company, or the perception that such sales could occur, could adversely affect the market price of the Company's Common Stock or otherwise impair the Company's ability to raise additional capital. As of August 31, 1999, the Company had approximately 148,175,906 shares of Common Stock outstanding (assuming the exercise of all outstanding options and warrants to purchase Common Stock of the Company, the conversion of all outstanding shares of Class A and Class B Preferred Stock of the Company and the conversion of all outstanding Convertible Promissory Notes of the Company). Approximately 28,360,211 shares are generally freely tradeable without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), approximately 8,431,000 shares will be freely tradeable within one year pursuant to the provisions of Rule 144(k) promulgated under the Securities Act, approximately 733,716 shares will be freely tradeable within two years pursuant to the provisions of Rule 144(k) promulgated under the Securities Act and the remaining 110,650,979 shares (which are owned by affiliates of the Company), will be freely tradeable within two years subject to the limitations of Rule 144 promulgated under the Securities Act.

     In general, under Rule 144 as currently in effect, an affiliate of the Company, or person (or persons whose shares are aggregated) who has beneficially owned such shares for at least one year will be entitled to sell in any three-month period a number of shares that does not exceed the greater of (i) one percent (1%) of the then outstanding shares of the Company's Common Stock or
(ii) the average weekly trading volume of the Company's Common Stock during the four calendar weeks immediately preceding the date on which notice of sale is filed with the Securities and Exchange Commission (the "Commission"). Sales pursuant to Rule 144 are subject to certain requirements relating to manner of sale, notice and the availability of current public information about the Company, and the requirement that the Company has been subject to the reporting requirements of Section 15(d) of the Exchange Act for a period of at least 90 days immediately preceding the sale of the securities and has filed all reports required to be filed thereunder during the twelve months preceding such sale. A person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of the Company at any time during the 90 days immediately preceding the sale and who has beneficially owned such shares for at least two years is entitled to sell such shares under Rule 144(k) without regard to the limitations described above. Due to the failure of the Company to file any reports required to be filed under the Exchange Act for an extended period of time, and until and unless the Company has timely filed all reports required to be filed thereunder during a period of twelve months, only holders of shares of Common Stock of the Company who are not affiliates of the Company and who have beneficially owned such shares for at least two years will be able to sell such shares pursuant to the provisions of Rule 144.

     Up to an additional 177,400 shares of Common Stock of the Company are issuable upon exercise of options available for grant under the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") and an additional 150,000 shares of Common Stock are issuable upon exercise of options available for grant under the Company's 1996 Stock Option Plan (the "1996 Plan"). The shares of Common Stock issuable upon the exercise of such options will be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of a registration under the Securities Act unless an exemption from registration is available, including the exemption contained in Rule 144 (see "Executive Compensation - Stock Option Plans").

     Generally, such "restricted securities" will become eligible for resale under Rule 144 after expiration of a minimum two-year holding period, subject to the restrictions on manner of sale and volume limitations imposed by Rule 144. In addition, Rule 701 under the Securities Act provides that shares of Common Stock acquired upon exercise of outstanding options granted to employees or consultants under the 1993 Plan or the 1996 Plan may be resold by such persons (other than affiliates) subject only to the manner of sale provisions of Rule 144 and by affiliates subject to all provisions of Rule 144 except its two-year minimum holding period requirement.

EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS

     As of August 31, 1999, the Company had reserved approximately 11,544,559 shares of Common Stock for issuance upon exercise of options and warrants outstanding as of the date hereof. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of Common Stock, with resulting dilution in the interest of holders of Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing. The holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

LIMITED TRADING MARKET; POTENTIAL VOLATILITY OF STOCK PRICE; RISK OF SECURITIES CLASS ACTION LITIGATION

     There is currently an extremely limited trading market for the Company's Common Stock. From June 1, 1998 to August 31, 1999, the closing bid prices for the Company's Common Stock as quoted on the National Association of Securities Dealers OTC Bulletin Board ranged from $0.01 to $0.20 per share. As of August 31, 1999, the closing bid price of the Company's Common Stock was $0.01 per share. Such prices, however, may not be considered valid indications of market value because of the extremely limited amount of trading in the Company's Common Stock. There can be no assurance given that any regular trading market for the securities will develop or, if developed, will be sustained.

     The trading prices of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by the Company or its competitors or providers of alternative products, general conditions in the protocol conversion and printer connectivity industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market as a whole, as well as individual stocks, including those of many technology-based companies, have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the companies. The Company's operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of the Company's securities could fluctuate substantially.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to substantial liabilities.

CLASSIFICATION OF COMMON STOCK AS PENNY STOCK

     In October 1990, Congress enacted the "Penny Stock Reform Act of 1990." A "penny stock" is defined as an equity security that does not meet certain criteria established by the Commission or that is not: (a) registered or approved for registration and traded on a national securities exchange; (b) authorized for quotation on an automated quotation system established and operating prior to January 1, 1990; or (c) a security of a registered investment company. None of the equity securities of the Company meets these criteria and therefore they are subject to Rule 15c2-6 under the Exchange Act, which imposes additional sales practice requirements on brokers and dealers and requires that such brokers and dealers must make a special suitability determination of each purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, Rule 15c2-6 may affect the ability of brokers and dealers to sell the Company's securities and may affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.

     The Common Stock, as well as the Preferred Stock of the Company, is presently within the definition of "penny stock" as defined in Section 3(a)(51) of the Exchange Act and the rules and regulations promulgated thereunder. Unless the offering price per share of the Common Stock of the Company is equal to or greater than $5.00 at the time of an initial public offering of the Common Stock of the Company, the Common Stock will be subject to substantial additional risk disclosures and document and information delivery requirements on the part of brokers and dealers effecting transactions in the Common Stock of the Company. Such additional risk disclosures and document and information delivery requirements on the part of such brokers and dealers may have an adverse effect on the market for and/or value of the Common Stock in connection with such initial public offering.

CERTAIN CHARTER PROVISIONS AND ANTI-TAKEOVER EFFECT OF DELAWARE LAW

     The Company's Board of Directors has the authority to issue up to 4,872,223 additional shares of Preferred Stock and to determine the price, rights, preferences and privileges, including voting rights, of such shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and could be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock. The Company has no present plan or arrangement to issue any additional shares of Preferred Stock..

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     The Board of Directors has selected Cacciamatta Accountancy Corporation to audit the financial statements of the Company for the fiscal years ended December 31, 1998 and December 31, 1997.

     On December 1, 1998, the Company dismissed Deloitte & Touche, LLP as the Company's principal independent public accountants. On December 29, 1998, the Board of Directors of the Company approved the engagement of Cacciamatta Accountancy Corporation as the Company's principal independent public accountants, effective as of such date. Prior to the appointment of Cacciamatta Accountancy Corporation, the Company had not consulted with Cacciamatta Accountancy Corporation regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

     In the Company's fiscal years ended December 31, 1998 and December 31, 1997, there have been no disagreements between the Company and Cacciamatta Accountancy Corporation on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In the Company's fiscal years ended December 31, 1995 and December 31, 1994, there were no disagreements between the Company and Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The audit report of Cacciamatta Accountancy Corporation on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997 contained no adverse opinion or disclaimer of opinion. The audit report of Deloitte & Touche, LLP on the Company's financial statements for the fiscal years ended December 31, 1995 and December 31, 1994 contained no adverse opinion or disclaimer of opinion. The financial statements of the Company for the fiscal year ended December 31, 1996 were not audited.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information with respect to each director, officer and key employee of the Company.

         NAME                       AGE              POSITION(S)
         ----                       ---              -----------

         E. Ted Daniels (1)(2)      58               President, Chief Executive Officer, Chairman
                                                     of the Board and interim Chief Financial Officer

         Allard Villere (1)(2)      66               Secretary and a Director

     KEY EMPLOYEES:

         Larry Taylor               52               Sales Manager

         Richard Nicolai            43               Technical Support Manager

         Siva Gogulapati            43               Engineering Director

         Michael Cheever            31               Controller

         Dee Shelor                 60               Executive Administrator and Office Manager

     (1) Named Executive Officer
     (2) Member of the Audit Committee

     Mr. Daniels joined the Board of Directors of Prism in September 1994 and was appointed President, Chairman of the Board, Chief Executive Officer and interim Chief Financial Officer at that time. He was employed by Eureka Capital Management from 1993 to 1994 where he was the Managing Director, responsible for defining and building the operational structure for client companies. Previously, he was President/COO for Roberts Consolidated Industries, a provider of flooring installation products which has operations in the United Kingdom, Holland, South Africa, Mexico, Brazil, Australia, Japan and Canada.

     Mr. Villere has served as a Director of the Company and its predecessor, Wilkes Publishing Corporation, since September 1992, as Secretary of the Company since August 1994 and as Vice President of Production for the Company and its predecessor from September 1992 until June 1993. From December 1989 until October 1992, Mr. Villere was self-employed. For the 14 years prior to that, Mr. Villere served as Manager of Product Assurance for the Connective Devices Division of Hughes Aircraft Company and Project Manager for various hardware production programs.

     Mr. Taylor joined Prism as its Sales Manager in August 1997. He has an extensive backround in building sales and marketing organizations at companies such as Arrow Electronics, where he served as Regional Manager from 1988 to 1991; Voice-Tel, a voice messaging company for which he was Director of Sales from 1991 to 1994; View Tech, a video conferencing and network integration company for which he was a Senior Sales Representative from 1994 to 1996; and EIS, where he was the Director of the Teleconferencing Division from 1996 to 1997.

     Mr. Nicolai joined the Company in March 1999. He has twenty years of experience in Information Systems Management. He has directed multiple support areas within mainframe data center environments and was the Manager of I/S Operations for Cox Communications from 1985 to 1999 before joining Prism.

     Mr. Gogulapati joined the Company in February 1999. He has seventeen years of experience in software product development and management. Mr. Gogulapati was formerly the Software Development Program Manager for Unisys Corporation from 1992 to 1999.

     Mr. Cheever has been with the Company since October 1993 as its Controller. He is a licensed CPA and was formerly with the accounting firm of Deloitte & Touche, LLP. He has been instrumental in organizing the Company's financial structure and is responsible for maintaining all financial records and reports for both internal and external use.

     Ms. Shelor has been with the Company and its predecessor, Wilkes Publishing Corporation, since 1989 and is primarily responsible for investor and stockholder relations and communications. Prior to joining the Company, Ms. Shelor was a branch business manager with Future Electronics of Montreal, an electronics distribution company, from June 1984 to January 1989.

DIRECTORS' COMPENSATION

     The members of the Board of Directors do not receive any cash compensation for their service as directors, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

AUDIT COMMITTEE

     The Audit Committee of the Board of Directors consists of Messrs. Daniels and Villere. The Audit Committee makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's audit and control functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

     Some of the Company's present Section 16 reporting persons failed to file a Form 3 upon becoming reporting persons and all failed to file a Form 4 with respect to all or nearly all their respective transactions in the Company's securities since becoming reporting persons.

     The Company has advised each of the Company's present Section 16 reporting persons of their obligations to file Forms 3, 4 and 5 with respect to their initial beneficial ownership of securities of the Company and with respect to transactions in such securities since becoming Section 16 reporting persons. However, the Company is unable to predict whether such persons will comply with their obligations under Section 16(a) of the Exchange Act and cannot give any assurance that such persons will so comply or, if any of such persons does so comply, that such persons will thereafter fail to remain in compliance with
Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation awarded or paid by the Company to its President and Chief Executive Officer during the fiscal years ended December 31, 1998 and December 31, 1997. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                                      LONG-TERM COMPENSATION
                                                                               --------------------------------------
                                                 ANNUAL COMPENSATION                     AWARDS             PAYOUTS
                                         ------------------------------------  --------------------------- ----------
                                                                                                              ALL
                                                                   OTHER                                     OTHER
                                                                   ANNUAL                     SECURITIES     COMPEN-
                                                                  COMPEN-         STOCK       UNDERLYING     SATION
          NAME AND              FISCAL     SALARY (1)    BONUS    SATION (2)    AWARDS (3)    OPTIONS (#)      (5)
     PRINCIPAL POSITION          YEAR         ($)         ($)        ($)            ($)           (4)          ($)
- ------------------------------ --------  ------------- -------- -------------  ------------ -------------- ----------

E. Ted Daniels                    1998       $142,175       $0       $10,046       $10,000      2,343,769    $30,713
  President and                   1997       $136,822       $0        $5,107       $11,300      2,542,278    $16,830
  Chief Executive Officer


- --------------------
(1) Includes payments on base salary that had been deferred prior to the beginning of the fiscal year pursuant to Mr. Daniels' employment agreement described under "- Employment Agreements" below.
(2)  Includes auto allowances and insurance and other fringe benefits.
(3) Includes the value attributable to shares of Common Stock acquired upon the exercise of options.
(4) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels pursuant to his employment agreement and related stock issuance agreement described under "- Employment Agreements" below. As of August 31, 1999, Mr. Daniels has been granted options to acquire an aggregate of approximately 10,834,366 shares pursuant to his employment agreement and related stock issuance agreement (approximately 8,704,366 of these options remain unexercised).
(5) Additional deferred compensation granted to Mr. Daniels pursuant to his employment agreement described under "- Employment Agreements" below.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 1998 ("Fiscal 1998"), the value realized therefor, the number of unexercised options at December 31, 1998 and the value of unexercised in-the-money options at December 31, 1998 for the Company's Chief Executive Officer in the Summary Compensation Table above. The Company's Chief Executive Officer did not hold any stock appreciation rights ("SARs") during Fiscal 1998.


                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED               IN-THE-MONEY
                            SHARES                            OPTIONS AT FISCAL               OPTIONS AT FISCAL
                         ACQUIRED ON         VALUE               YEAR-END (#)                    YEAR-END ($)
       NAME              EXERCISE (#)       REALIZED      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
- --------------------     -------------     -----------    ---------------------------     ---------------------------

E. Ted Daniels              1,000,000         $30,000            4,388,179/0                     $164,557/$0


EMPLOYMENT AGREEMENTS

     The Company and Mr. Daniels have entered into an employment agreement which, among other things, provides that during the term of the agreement, Mr. Daniels shall be the President and Chief Executive Officer of the Company and shall receive an annual base salary of $120,000 (subject to annual review and increases), an annual bonus equal to 10% of the Company's consolidated operating income before interest, taxes, bonus payments and certain other fringe benefits, 320,000 shares of Common Stock at no cost and a non-qualified stock option to acquire a number of shares of Common Stock equal to the greater of (i) 640,000 or (ii) the difference between 8% of the diluted shares outstanding from time to time and the 320,000 shares previously issued to Mr. Daniels (subject to certain anti-dilution adjustments) at an exercise price of $0.25 per share. In December 1995, the Board of Directors approved the acceleration of the vesting of such options to become fully vested and immediately exercisable, provided that as of such date (i) the Company has not terminated Mr. Daniels for cause pursuant to the Employment Agreement and (ii) Mr. Daniels has not voluntarily resigned from the Company. Also in December 1995, the Company approved that all options granted under this Agreement are issued pursuant to Rule 701 of the Securities Act. In May 1996, the Board of Directors waived the payment by Mr. Daniels of the exercise price with respect to 1,150,430 shares issuable upon exercise of such options. In May 1997, the Board of Directors approved that the exercise price of all options granted to Mr. Daniels under this agreement be reduced to $0.04 per share. In December 1997, the Board of Directors amended the agreement to provide for the annual salary increase to be set at 10% retroactive to the date of Mr. Daniels' original contract (September 1994). The Company has not paid Mr. Daniels the full amount of salary due under this formula and has accrued the unpaid balance. Also in December 1997, the Board approved that all options issuable to Mr. Daniels under this agreement be exercisable at no cost and that the agreement be extended to September 30, 2000. In October 1998, the Board extended the agreement to September 14, 2002.

     Other than the foregoing agreement between the Company and Mr. Daniels, there are no other employment agreements between the Company and any of its directors, officers or key employees.

STOCK OPTION PLANS

     1993 STOCK OPTION PLAN

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorizes the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 1998, none of the options available for grant under the 1993 Plan had been exercised, approximately 492,600 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 137,400 shares of Common Stock remained available for grant thereunder. The 1993 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

     The 1993 Plan provides for the grant of both incentive stock options ("ISOs") and non-qualified stock options ("NQOs"). ISOs granted under the 1993 Plan are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Code of 1986, as amended. NQOs granted under the 1993 Plan are intended not to qualify as ISOs under the Code. Options granted under the 1993 Plan generally have a term of not more that 10 years and vest no sooner than 6 months after the date of grant.

     No ISO may be granted under the 1993 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. For incentive stock option grants, the aggregate fair market value, determined at the time of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company and its affiliates) may not exceed $100,000.

     The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 1998 nor during the fiscal year ended December 31, 1997.

     1996 STOCK OPTION PLAN

     In May 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1993 Plan authorizes the granting of options to purchase up to a maximum 600,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 1998, none of the options available for grant under the 1996 Plan had been exercised, 600,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and no shares of Common Stock remained available for grant thereunder. The 1996 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

     The 1996 Plan provides for the grant of both incentive stock options ("ISOs") and non-qualified stock options ("NQOs"). ISOs granted under the 1996 Plan are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Code of 1986, as amended. NQOs granted under the 1996 Plan are intended not to qualify as ISOs under the Code. Options granted under the 1996 Plan generally have a term of not more that 10 years and vest no sooner than 6 months after the date of grant.

     No ISO may be granted under the 1996 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. For incentive stock option grants, the aggregate fair market value, determined at the time of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company and its affiliates) may not exceed $100,000.

     The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 1998 nor during the fiscal year ended December 31, 1997.

     FINANCING-RELATED OPTIONS

     In 1994, three stockholders of the Company transferred shares of Common Stock to third parties in connection with certain financing transactions. Two of these stockholders were Arthur Wilkes (a co-founder and former President and Chief Executive Officer) and Allard Villere (a co-founder and current Secretary and Director). In turn, these three stockholders were issued non-qualified options (the "Financing Options") to purchase new shares of Common Stock. As of December 31, 1998, none of the Financing Options had been exercised and approximately 197,093 shares of Common Stock were reserved for issuance upon exercise of outstanding options. As of December 31, 1998, the exercise price was $2.00 per share. The Financing Options will terminate on January 19, 2004.

     MANAGEMENT OPTIONS

     Pursuant to his employment agreement with the Company, Mr. Daniels has been granted options to purchase shares of Common Stock. See "Summary Compensation Table," "- Option Exercises and Year-end Values," and "- Employment Agreements."

WARRANTS

     From September 1994 to March 1996, the Company issued warrants to purchase up to 6,242,671 shares of Common Stock. As of December 31, 1998, warrants to purchase approximately 3,972,500 shares had been exercised, warrants to purchase approximately 529,671 shares had expired and approximately 1,740,500 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants. As of December 31, 1998, the exercise price of the outstanding warrants ranged from $0.04 to $0.55 per share. The outstanding warrants expire at various dates from September 2000 to May 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of August 31, 1999, by (i) each person known by the Company to own beneficially 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

               NAME AND ADDRESS                        NUMBER OF SHARES          PERCENTAGE OF OUTSTANDING
              OF BENEFICIAL OWNER                   BENEFICIALLY OWNED (1)               SHARES (1)
- ------------------------------------------------  ----------------------------  -----------------------------

E. Ted Daniels (2)(3)
c/o Prism Software Corp.
23696 Birtcher
Lake Forest, CA  92630                                        12,067,110  (4)                          10.8%

Allard Villere (2)(3)
369 Justina Drive
Oceanside, CA  92057                                             474,531  (5)                              *

Kennedy Capital Management, Inc.
10829 Olive Blvd.
St. Louis, MO  63141-7739                                      5,162,778  (6)                           5.0%

James Martin
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                                            25,750,339  (7)                          24.8%

Third Century II
1711 Chateau Court
Fallston, MD  21047                                           26,207,790  (8)                          25.5%

Threshold Technology Partners
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                                             6,800,000                                6.6%

Conrad and Carl von Bibra
1810 Fair Oaks
Suite 209
South Pasadena, CA  91030                                     42,444,431  (9)                          34.8%

All Directors and Named
Executive Officers of the
Company as a Group (2 persons)                                12,541,641 (10)                          11.2%


- --------------------

*      Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after August 31, 1999, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group. In addition, the Company is in the process of issuing shares of Common Stock upon the conversion of certain Convertible Promissory Notes, and these shares are deemed to be issued and outstanding as of August 31, 1999 for the purpose of determining beneficial ownership. Based on 60,123,272 shares of Common Stock issued and outstanding as of August 31, 1999.
(2)  Named Executive Officer of the Company.
(3)  Director of the Company.
(4) Includes 9,627,110 shares of Common Stock issuable upon the exercise of options that are either vested as of August 31, 1999 or could potentially vest within 60 days after such date. These options entitle Mr. Daniels to purchase up to 8% (subject to certain anti-dilution adjustments) of the fully-diluted number of shares of Common Stock of the Company (see "Executive Compensation Employment Agreements").
(5) Includes 65,697 shares of Common Stock issuable upon the exercise of options, all of which are exercisable within 60 days after August 31, 1999.
(6) Kennedy Capital Management, Inc. claims beneficial ownership of the Common Stock of the Company that it manages for its clients. These clients include Citizens Auto Corp. (826,667 shares), Monsanto Master Trust (1,000,000 shares), Tom Morgan and the Tom Morgan Trust (86,111 shares), Newell Pension (850,000 shares) and Conrad von Bibra (2,400,000 shares). The shares managed for Conrad von Bibra are separate from the shares discussed in note (9) below. Kennedy Capital Management disclaims beneficial ownership of securities owned by the Kennedy Capital Defined Benefit Pension Plan and by the estate of the late Gerald Kennedy, the former president of Kennedy Capital Management.
(7) Includes 22,993,714 shares issuable upon the conversion of certain Convertible Promissory Notes and 99,125 shares issuable upon the conversion of warrants that are either vested as of August 31, 1999 or could vest within 60 days after such date which are beneficially owned by the following entities or individuals (in addition to Mr. James Martin as an individual): Capital Investment Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Northstar Capital Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Huntington Partners (a family partnership owned one-third by Mr. Martin), MARCO II Partners (a family partnership owned 90% by Mr. Martin), Cameron Martin (Mr. Martin's son) and MV Ventures (a general partnership owned 50% by Northstar Capital Partners). Mr. Martin individually owns 512,500 shares of Common Stock. Capital Investment Partners beneficially owns 375,000 shares of Common Stock, 9,515,229 shares of Common Stock which are in the process of being issued upon the conversion of certain Convertible Promissory Notes, an additional 832,926 shares of Common Stock which are issuable upon the exercise of outstanding Convertible Promissory Notes and 30,000 shares of Common Stock which are issuable upon the exercise of outstanding warrants. Northstar Capital Partners beneficially owns 1,095,000 shares of Common Stock, 12,090,222 shares in the process of being issued upon the conversion of certain Convertible Promissory Notes and an additional 555,337 shares of Common Stock which are issuable upon the exercise of outstanding Convertible Promissory Notes. Huntington Partners beneficially owns 312,500 shares of Common Stock and 69,125 shares of Common Stock which are issuable upon the exercise of outstanding warrants. MARCO II Partners owns 100,000 shares of Common Stock, Cameron Martin owns 62,500 shares of Common Stock and MV Ventures owns 200,000 shares of Common Stock.

(8) Includes 15,649,415 shares issuable upon the conversion of certain Convertible Promissory Notes and 441,375 shares issuable upon the conversion of warrants that are either vested as of August 31, 1999 or could vest within 60 days after such date which are beneficially owned by Third Century II and Eric Nickerson, its managing partner. Third Century II's ownership includes 117,000 shares of Common Stock held in the street name of Schneider Securities, 14,566,360 shares of Common Stock which are in the process of being issued upon the conversion of certain Convertible Promissory Notes and 441,375 shares of Common Stock which are issuable upon the exercise of outstanding warrants. Mr. Nickerson beneficially owns 1,083,055 shares of Common Stock which are in the process of being issued upon the conversion of certain Convertible Promissory Notes.
(9) Includes 23,079,431 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of August 31, 1999 or could vest within 60 days after such date which are beneficially owned by Conrad von Bibra or his son, Carl von Bibra. Conrad von Bibra beneficially owns 10,419,000 shares of Common Stock, 3,082,377 shares of Common Stock which are in the process of being issued upon the conversion of certain Convertible Promissory Notes and 13,423,333 shares of Common Stock which are issuable upon the exercise of certain outstanding Convertible Promissory Notes. Conrad von Bibra's ownership does not include shares of Common Stock managed by Kennedy Capital Management, Inc., which claims beneficial ownership of the shares (see note (6) above). Carl von Bibra beneficially owns 8,946,000 shares of Common Stock, 411,499 shares of Common Stock which are in the process of being issued upon the conversion of accrued interest owed on certain Convertible Promissory Notes and 6,162,222 shares which are issuable upon the conversion of outstanding Convertible Promissory Notes. Carl von Bibra's ownership includes the securities previously held by the Edith von Bibra Trust.
(10) Includes shares of Common Stock issuable upon the exercise of options described in notes (4) and (5) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ISSUANCE OF COMMON STOCK AND WARRANTS

     In January 1996, the Company sold to Gerald Kennedy, the former president, now deceased, of Kennedy Capital Management ("Kennedy Capital"), 375,000 shares of Common Stock for an aggregate purchase price of $150,000, or $0.40 per share, and issued warrants to Mr. Kennedy to purchase an additional 750,000 shares of Common Stock at an exercise price of $0.50 per share. Mr. Kennedy's estate is neither an affiliate nor a principal stockholder of the Company. In connection with this transaction, $10,500 in commissions were paid to Schneider Securities.

     In February and March 1996, the Company sold to J. Patrick McLochlin, Ell & Co. for the benefit of Monsanto Master Trust ("Monsanto"), and Ell & Co. for the benefit of Newell Company ("Newell") and Third Century II ("Third Century"), an aggregate of 1,625,000 shares of Common Stock for an aggregate purchase price of $650,000, or $0.40 per share, and issued warrants to such investors to purchase an additional 3,250,000 shares of Common Stock at an exercise price of $0.50 per share. Monsanto and Newell maintain the shares purchased under this offering in accounts with Kennedy Capital, which claims beneficial ownership of these shares. Neither Kennedy Capital nor Third Century, nor any director, officer or affiliate of either such company, is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In June 1996, the Company issued 4,000 shares to one accredited investor, Integrated Digital Technologies ("IDT"), in exchange for the cancellation by such investor of indebtedness in the amount of $4,000 owed to such investor by the Company. Neither IDT nor any director, officer or affiliate of IDT is an affiliate or a principal stockholder of the Company. No commissions were paid in connection with this transaction.

     In June and July 1996, the Company sold to Citizens Auto Corp. ("Citizens"), Ernst & Co. for the benefit of Richard E. Frazier & Barbara A. Frazier JTWROS ("Fraziers"), Monsanto, Newell, Pleiades Investment Partners ("Pleiades"), Third Century, Conrad von Bibra (individually), and Conrad von Bibra, as Trustee of the Edith von Bibra Trust Dated 12-9-69 ("the Edith von Bibra Trust"), an aggregate of 2,800,000 shares of the Company's Common Stock for an aggregate purchase price of $560,000, or $0.20 per share. Citizens, Monsanto, Newell and Conrad von Bibra maintain the shares purchased under this offering in accounts with Kennedy Capital, which claims beneficial ownership of these shares. Neither the Fraziers nor Pleiades is an affiliate or a principal stockholder of the Company. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. Neither Kennedy Capital or Third Century, nor any director, officer or affiliate of either such company, is an affiliate (other than as a principal stockholder) of the Company. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. In connection with these transactions, the Company paid an aggregate of $25,200 in commissions to Schneider Securities.

     In July 1996, the Company sold 100,000 shares of Common Stock to MARCO II Partners for a purchase price of $20,000, or $0.20 per share. James Martin is the majority owner of MARCO II Partners, a family partnership. James Martin is not an affiliate (other than as a principal stockholder) of the Company. In connection with this transaction, the Company paid a commission of $900 to Attkisson, Carter & Akers.

     From September to November 1996, the Company sold 1,430,000 shares of Common Stock to 11 accredited investors for an aggregate purchase price of $214,500, or $0.15 per share, pursuant to the exercise of outstanding warrants. Such exercise was effected at a discount to the stated exercise price (ranging from $0.25 to $0.55 per share) pursuant to a limited time offer extended by the Company to each holder of outstanding warrants. Such investors included Citizens, Charles Dill ("Dill"), James Farnsworth ("Farnsworth"), Richard Fear ("Fear"), Gerald Kennedy, James Martin, the Tom Morgan Trust ("Morgan Trust"), Northstar Capital Partners ("Northstar"), Preferred Yield, Third Century and Conrad von Bibra. Citizens, the Morgan Trust and Conrad von Bibra maintain the shares purchased under this offering in accounts with Kennedy Capital, which claims beneficial ownership of these shares. None of Dill, Farnsworth, Fear nor Preferred Yield is either an affiliate or a principal stockholder of the Company. Gerald Kennedy was the former president, now deceased, of Kennedy Capital, and his estate is neither an affiliate nor a principal stockholder of the Company. None of Kennedy Capital or Third Century, nor any director, officer or affiliate of any such company, is an affiliate (other than as a principal stockholder) of the Company. James Martin is the owner of Martin Management, the general partner of Northstar. James Martin is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In January 1997, E. Ted Daniels, the Company's President, Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer, exercised options to purchase 730,000 shares of the Company's Common Stock at no cost pursuant to the terms of an Employment Agreement between Mr. Daniels and the Company (see "Executive Compensation - Employment Agreements").

     In January and February 1997, the Company issued 237,000 shares of Common Stock at no cost to 17 of its employees (excluding E. Ted Daniels, the Company's President, Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer) and recorded an expense of $16,886.

     In June 1997, E. Ted Daniels, the Company's President Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer, exercised options to purchase 400,000 shares of the Company's Common Stock at no cost pursuant to the terms of an Employment Agreement between Mr. Daniels and the Company (see "Executive Compensation - Employment Agreements").

     From April to August 1997, the Company sold 8,750,000 shares of Common Stock to six accredited investors for an aggregate purchase price of $350,000, or $0.04 per share. Such investors included Capital Investment Partners, Jay Davis, Cameron Martin (the son of James Martin), James Martin, Third Century and Robert Weiner. Neither Messrs. Davis nor Weiner is either an affiliate or a principal stockholder of the Company. Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. James Martin is the owner of Martin Management, the general partner of Capital Investment Partners. James Martin is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In August and September 1997, the Company sold 2,542,500 shares of Common Stock to Third Century and Huntington Partners ("Huntington") for an aggregate purchase price of $101,700, or $0.04 per share, pursuant to the exercise of outstanding warrants. Such exercise was effected at a discount to the stated exercise price (ranging from $0.25 to $0.55 per share) pursuant to an offer extended by the Company to each holder of outstanding warrants. As part of this offer, the exercise price of the remaining warrants held by Third Century (441,375) and Huntington (69,125) was permanently reduced to $0.04 per share. Third Century, nor any of its directors, officers or affiliates, is not an affiliate (other than as a principal stockholder) of the Company. Huntington is a family partnership owned one-third by James Martin. James Martin is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In February 1998, E. Ted Daniels, the Company's President Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer, exercised options to purchase 1,000,000 shares of the Company's Common Stock at no cost pursuant to the terms of an Employment Agreement between Mr. Daniels and the Company (see "Executive Compensation - Employment Agreements").

     From December 1997 to March 1998, the Company sold 8,600,000 shares of Common Stock to nine accredited investors for an aggregate purchase price of $344,000, or $0.04 per share. Such investors included Chartwell Investment Partnership ("Chartwell"), Irving and Hilda Lassoff ("Lassoff"), James Martin, Northstar, Loyd Tarr ("Tarr"), Conrad von Bibra, the Edith von Bibra Trust, Robert Weiner and Marty and Sara Williams. Conrad von Bibra maintains his shares purchased under this offering in an account with Kennedy Capital, which claims beneficial ownership of these shares. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. None of Chartwell, Lassoff, Weiner nor Williams is either an affiliate or a principal stockholder of the Company. Neither Kennedy Capital nor Third Century, nor any director, officer or affiliate of either such company, is an affiliate (other than as a principal stockholder) of the Company. James Martin is the owner of Martin Management, the general partner of Northstar. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     CERTAIN NOTES AND NOTE CONVERSIONS

     In July 1995, the Company issued three Convertible Promissory Notes in the aggregate principal amount of $350,000 to Threshold Technology Partners ("Threshold"; $250,000), Peachtree ($60,000) and Northstar ($40,000) (the "1995
Convertible Promissory Notes"). The 1995 Convertible Promissory Notes were convertible into shares of Common Stock at the initial rate of $0.25 per share (for a total of 1,400,000 shares) at any time at the option of the holders. During 1997, the conversion rate was adjusted to $0.10 per share (for a total of

3,500,000 shares). Peachtree merged into Capital Investment Partners in 1998. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. The 1995 Threshold Convertible Promissory Note was converted into 5,000,000 shares of Common Stock in October 1998. Neither Threshold, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. James Martin is not an affiliate (other than as a principal stockholder) of the Company.

     From August 1995 to January 1996, Threshold advanced an aggregate of $750,000 to the Company. The Company issued a secured promissory note (the "1996 Threshold Secured Note"), bearing interest at the rate of 8% per annum and secured by the Company's assets, to Threshold evidencing such advances. As a condition to and in consideration of the advances made in August and September 1995, the Company issued an aggregate of 92,000 shares of Common Stock to Threshold and issued four-year warrants to acquire 66,000 shares of Common Stock at an exercise price of $0.25 per share and five-year warrants to acquire an additional 125,000 shares of Common Stock at an exercise price of $0.55 per share to Threshold. No commissions were paid in connection with this transaction. In December 1997, this note was restructured to allow for conversion into Common Stock at Threshold's option. The initial conversion rate was $0.08 per share (for a total of 9,375,000 shares). In October 1998, this note was transferred to the von Bibra family and converted into 15,000,000 shares of Common Stock.

     In January 1996, the Company issued 400,000 shares of Common Stock to Threshold as consideration for restructuring the terms of the 1995 Convertible Promissory Note and completing the advances made under the 1996 Threshold Secured Note. Neither Threshold, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with this transaction.

     From January 1997 to November 1997, four stockholders of the Company advanced an aggregate of $255,750 to the Company. The Company issued convertible promissory notes (the "1997 Notes"), bearing interest at the rate of 8% per annum, evidencing such advances. The 1997 Notes were convertible into shares of Common Stock at the initial rate of $0.05 per share (for a total of 5,115,000 shares) at any time at the option of the holders. The notes were issued to Capital Investment Partners ($48,000), Northstar ($50,000), Third Century ($39,500) and Threshold ($100,250 and $18,000). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. No commissions were paid in connection with these transactions. None of Third Century or Threshold, nor any director, officer or affiliate of any such company, is an affiliate (other than as a principal stockholder) of the Company. James Martin is not an affiliate (other than as a principal stockholder) of the Company. The 1997 Threshold note was converted into Common Stock in October 1998.

     From May 1998 to October 1998, the Company issued Convertible Promissory Notes in the aggregate principal amount of $353,000 to seven investors (the "1998 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every 3 months) and mature at various dates from May 1999 to October 1999. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the initial rate of $0.05 per share (for an initial total of 7,060,000 shares) at any time at the option of the holders. All or any portion of defaulted principal or interest payments is convertible into Common Stock at an adjusted rate of $0.01 per share. The notes were issued to Capital Investment Partners ($35,000 in the aggregate), Northstar ($55,000 in the aggregate), Jean Tarr ($15,000), Eric Nickerson ($10,000), Third Century ($90,000 in the aggregate), Conrad von Bibra ($98,000 in the aggregate), and the Edith von Bibra Trust ($50,000). Holders of $120,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expire on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Mr. Nickerson is the managing partner of Third Century. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     From October 1998 to March 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $314,000 to two investors, (the "1998/99 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every three months) and mature at various dates from October 1999 to March 1999. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the rate of $0.05 per share (for an initial total of 6,280,000 shares) at any time at the option of the holders. The notes were issued to Conrad von Bibra ($264,000 in the aggregate) and the Edith von Bibra Trust ($50,000 in the aggregate). In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In May and June 1998, the principal and unpaid accrued interest on the 1997 Notes for Capital Investment Partners (principal of $48,000 and accrued interest of $3,773), Northstar (principal of $50,000 and accrued interest of $4,911), and Third Century (principal of $39,500 and accrued interest of $2,583), were rolled over into their respective initial 1998 Notes. The 1997 Notes were thereby cancelled and superseded in their entirety by the aforementioned 1998 Notes.

     In October 1998, the following occurred pursuant to a Note Conversion
Agreement:

     o Threshold converted all outstanding amounts under its 1995 Convertible Promissory Note (principal of $250,000 and accrued interest of $64,265) into 5,000,000 shares of Common Stock, reflecting an effective conversion rate of approximately $0.06 per share. Neither Threshold, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with this conversion.
     o Threshold transferred all of its remaining notes to the von Bibra family consisting of the 1996 Secured Note (principal of $750,000 and accrued interest of $164,831 ) and the two 1997 Notes (total principal of $118,250 and accrued interest of $13,792). The von Bibras converted all outstanding amounts into 17,365,000 shares of Common Stock (10,419,000 shares to Conrad von Bibra, 5,209,500 shares to the Edith von Bibra Trust and 1,736,500 shares to Carl von Bibra, the son of Conrad von Bibra), reflecting an effective conversion rate of approximately $0.06 per share. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these conversions.

     From March to August 13, 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $424,000 (the "1999 Notes"), to five investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from March 2000 to August 2000. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Capital Investment Partners ($5,000), Northstar ($5,000), Jean Tarr ($10,000), Third Century ($10,000) and Conrad von Bibra ($394,000 in the aggregate). Holders of $5,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expire on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     As of August 31, 1999, the Company is in the process of converting approximately $436,998 of Convertible Promissory Notes and related accrued interest into approximately 42,398,742 shares of Common Stock. Such conversions relate to the respective 1998 Notes and 1998/99 Notes held by Capital Investment Partners, Eric Nickerson, Northstar, Jean Tarr, Third Century, Carl von Bibra and Conrad von Bibra. These notes also include the 1997 Notes for Capital Investment Partners, Northstar and Third Century, which were rolled into the terms of certain 1998 Notes. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Mr. Nickerson is the managing partner of Third Century. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions are being paid in connection with these transactions.

     OTHER FINANCING TRANSACTIONS

     In May 1996, one stockholder of the Company, Alex J. Pollock, converted 1,000 shares of Class A Preferred Stock of the Company held by him into 3,300 shares of Common Stock of the Company, at no cost. Mr. Pollock is neither an affiliate nor a principal stockholder of the Company. No commissions were paid in connection with this transaction.


     The issuance of securities of the Company in each of the above transactions was deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities in each case either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

                                  EXHIBIT INDEX



Exhibit No.                         Description
- -----------                         -----------

3.1 Certificate of Incorporation of Prism Software Corporation ("the Company") (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

3.3 Amendments dated February 24, 1998 and May 5, 1999 to Certificate of Incorporation

4.1 Specimen common stock certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

4.2 Form of Warrant of the Company (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

4.3 Certificate of Designation of $5.00, 10% Class A Cumulative Convertible Preferred Stock, as amended to date

4.4 Certificate of Designation of $9.00, 8% Class B Cumulative Convertible Preferred Stock, as amended to date

10.1 Prism Software Corporation Amended and Restated 1993 Stock Option Plan ("1993 Plan") (Incorporated by reference to Exhibit
                10.1 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.2 Form of Employee Installment Incentive Stock Option and Nonstatutory Stock Option Agreement pertaining to the 1993 Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.3 Prism Software Corporation 1996 Stock Option Plan ("1996 Plan") (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.4 Form of Nonqualified Stock Option Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.5 Form of Incentive Stock Option Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

Exhibit No.                         Description
- -----------                         -----------

10.6 Lease dated April 21, 1994 made between the Company and the Mort Herrmann Family Trust (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.7 Amendments dated April 15, 1999 to the lease made between the Company and the Mort Herrmann Family Trust

10.8 Amended and Restated Employment Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.9 Non-Qualified Stock Option Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.10 Summary of Resolutions and Amendments through October 15, 1998 to Employment Agreement and Non-Qualified Stock Option Agreement by and between the Company and E. Ted Daniels

10.11           Promissory Note dated August 9, 1991 made to the order of George
                E. Williams in the principal amount of $22,000

10.12 Promissory Note dated December 9, 1991 made to the order of Personal Computer Products, Inc. in the principal amount of $40,000

10.13 Promissory Note dated April 15, 1993 made to the order of James or Judith Bone in the principal amount of $63,031

10.14 Promissory Note dated February 17, 1994 made to the order of Shirley McGarvey in the principal amount of $35,000

10.15 Promissory Note dated December 31, 1994 made to the order of James Bone in the principal amount of $70,168

10.16 Promissory Note dated December 31, 1994 made to the order of Allard Villere in the principal amount of $15,996

10.17 Convertible Promissory Note dated July 29, 1995 made to the order of Northstar Capital Partners, LP ("Northstar") in the principal amount of $40,000 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

Exhibit No.                         Description
- -----------                         -----------

10.18 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Northstar in the principal amount of $40,000 (dated July 29, 1995)

10.19 Convertible Promissory Note dated July 29, 1995 made to the order of Peachtree Capital Partners, LP ("Peachtree") in the principal amount of $60,000 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.20 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Peachtree in the principal amount of $60,000 (dated July 29, 1995)

10.21 Convertible Promissory Note dated December 31, 1997 made to the order of Capital Investment Partners in the principal amount of $48,000

10.22 Convertible Promissory Note dated December 31, 1997 made to the order of Northstar in the principal amount of $50,000

10.23 Convertible Promissory Note dated December 31, 1997 made to the order of Third Century II in the principal amount of $39,500

10.24 Form of Convertible Promissory Notes dated June 12 to October 14, 1998 in the aggregate principal amount of $233,000

10.25 Form of Convertible Promissory Notes dated May 1 to September 1, 1998 in the aggregate principal amount of $120,000

10.26 Form of Convertible Promissory Notes dated October 30, 1998 to March 12, 1999 in the aggregate principal amount of $314,000

10.27 Form of Convertible Promissory Notes dated March 31 to August 13, 1999 in the aggregate principal amount of $419,000

10.28 Convertible Promissory Note dated April 8, 1999 made to the order of Northstar in the principal amount of $5,000

10.29 Original Equipment Manufacturer ("OEM") Agreement dated May 13, 1997 by and between the Company and Artifex Software, Inc., as amended to date

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants.........................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...............  F-3

Statements of Operations for the Years Ended
         December 31, 1998 and 1997........................................  F-4

Statements of Stockholders' Deficit for the Years Ended
         December 31, 1998 and 1997........................................  F-5

Statements of Cash Flows for the Years Ended
         December 31, 1998 and 1997........................................  F-6

Notes to Financial Statements..............................................  F-7

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors
Prism Software Corporation


We have audited the accompanying balance sheets of Prism Software Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cacciamatta Accountancy Corporation

CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
July 22, 1999

                                       PRISM SOFTWARE CORPORATION
                                            Balance Sheets

                                                                                            DECEMBER 31,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------          ------------

                                      ASSETS
Current assets:
  Cash                                                                          $     7,491           $     8,085
  Accounts receivable, net of allowance for doubtful accounts
    of $43,377 and $72,022                                                          142,794               168,076
  Inventories                                                                         3,154                 7,171
  Other                                                                              11,053                 5,920
                                                                                ------------          ------------

   Total current assets                                                             164,492               189,252

Equipment, net of accumulated depreciation of $184,964
  and $162,146                                                                       33,541                94,586
Other                                                                                 3,667                13,924
                                                                                ------------          ------------
                                                                                $   201,700           $   297,762
                                                                                ============          ============
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt                                             $ 1,052,639           $   266,557
  Accounts payable                                                                  195,951               495,633
  Deferred revenue                                                                  163,187               156,858
  Accrued expenses                                                                  446,141               643,110
                                                                                ------------          ------------
     Total current liabilities                                                    1,857,918             1,562,158
                                                                                ------------          ------------

Long term liabilities:
  Deferred revenue                                                                   20,102                29,836
  Notes payable                                                                           -             1,358,728
                                                                                ------------          ------------
     Total long term liabilities                                                     20,102             1,388,564
                                                                                ------------          ------------

Stockholders' deficit:
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A -  99,000 shares issued and outstanding                                    990                   990
    Series B -  27,777 shares issued and outstanding                                    278                   278
  Common stock - 200,000,000 shares authorized, $.01 par
    value; 60,123,272 and 29,183,272 shares issued and outstanding                  601,233               291,833
  Additional paid-in capital                                                      6,055,333             4,623,199
  Accumulated deficit                                                            (8,334,154)           (7,569,260)
                                                                                ------------          ------------

     Total stockholders' deficit                                                 (1,676,320)           (2,652,960)
                                                                                ------------          ------------
                                                                                $   201,700           $   297,762
                                                                                ============          ============

   The accompanying notes are an integral part of these financial statements.

                                       PRISM SOFTWARE CORPORATION
                                        Statements of Operations

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------          ------------

Revenue                                                                         $   602,461           $   825,649

Cost of sales                                                                        35,792                83,045
                                                                                ------------          ------------

     Gross profit                                                                   566,669               742,604

Operating expenses:
   Selling, general and administrative                                            1,322,789             1,603,683
   Research and development                                                          58,993               168,839
                                                                                ------------          ------------
Total operating expenses                                                          1,381,782             1,772,522

     Loss from operations                                                          (815,113)           (1,029,918)

Interest expense                                                                    133,908               133,004
                                                                                ------------          ------------

     Loss before extraordinary item                                                (949,021)           (1,162,922)

Extraordinary item:

  Gain on accounts payable settlements                                              184,127                     -
                                                                                ------------          ------------

Net loss                                                                        $  (764,894)          $(1,162,922)
                                                                                ============          ============
 Basic and diluted net loss per common share:
        Loss before extraordinary item                                          $     (0.02)          $     (0.05)
        Extraordinary item                                                                -                     -
                                                                                ------------          ------------
        Net loss per common share                                               $     (0.02)          $     (0.05)
                                                                                ============          ============
     Basic and diluted weighted average number
       of common shares outstanding                                              41,968,094            22,526,662
                                                                                ============          ============


   The accompanying notes are an integral part of these financial statements.


                                                    PRISM SOFTWARE CORPORATION
                                               Statements of Stockholders' Deficit
                                             Years ended December 31, 1998 and 1997

                                     SERIES A           SERIES B                             ADDITIONAL                    TOTAL
                                  PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK       PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                 SHARES     AMOUNT  SHARES      AMOUNT  SHARES       AMOUNT   CAPITAL      DEFICIT        DEFICIT
                                 -----------------  ------------------  -------------------  ----------- ------------  -------------

BALANCE AT DECEMBER 31, 1996     99,000  $    990   27,777    $   278  15,498,772 $ 154,988  $ 4,175,859 $(6,406,338)  $ (2,074,223)

Common stock issued for services   -          -       -           -       237,000     2,370       14,516     -               16,886

Issuance of stock options          -          -       -           -      -          -             78,284     -               78,284

Common stock issued in a
     private placement             -          -       -           -     9,775,000    97,750      289,565     -              387,315

Common stock issued upon
     exercise of options and
     warrants                      -          -       -           -     3,672,500    36,725       64,975     -              101,700

Net loss                           -          -       -           -      -            -           -       (1,162,922)    (1,162,922)
                                -------  --------  -------    -------  ---------- ---------  ----------- ------------  -------------

BALANCE AT DECEMBER 31, 1997     99,000       990   27,777        278  29,183,272   291,833    4,623,199  (7,569,260)    (2,652,960)

Common stock issued in a
     private placement             -          -       -           -     7,575,000    75,750      223,845     -              299,595

Common stock issued upon
     exercise of options           -          -       -           -     1,000,000    10,000      (10,000)    -              -

Common stock issued upon
     conversion of debt            -          -       -           -    22,365,000   223,650    1,137,488     -            1,361,138

Issuance of stock options          -          -       -           -      -            -           80,801     -               80,801

Net loss                           -          -       -           -      -            -           -         (764,894)      (764,894)
                                -------  --------  -------    -------  ---------- ---------  ----------- ------------  -------------

BALANCE AT DECEMBER 31, 1998     99,000  $    990   27,777    $   278  60,123,272 $ 601,233  $ 6,055,333 $(8,334,154)  $ (1,676,320)
                                =======  ========  =======    =======  ========== =========  =========== ============  =============



   The accompanying notes are an integral part of these financial statements.


                                       PRISM SOFTWARE CORPORATION
                                        Statements of Cash Flows

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                   1998                   1997
                                                                              -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $   (764,894)          $ (1,162,922)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                                                    72,947                 49,295
    Issuance of stock options                                                       80,801                 78,284
    Issuance of stock for services                                                       -                 16,886
    Extraordinary gain on accounts payable settlements                            (184,127)                     -
    (Increase) decrease in assets:
      Accounts receivable                                                           25,282                 43,233
      Inventories                                                                    4,017                  1,775
      Other assets                                                                   1,791                (10,452)
    Increase (decrease) in liabilities:
      Accounts payable                                                            (114,855)                (5,493)
      Deferred revenue                                                              (3,404)               102,901
      Accrued expenses                                                              45,918                141,425
                                                                              -------------          -------------

        Net cash used by operating activities                                     (836,524)              (745,068)
                                                                              -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                          (9,269)                (8,182)
                                                                              -------------          -------------

        Net cash used by investing activities                                       (9,269)                (8,182)
                                                                              -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                          559,000                255,750
  Payments on notes payable                                                        (13,396)               (27,528)
  Proceeds from issuance of common stock                                           299,595                489,015
                                                                              -------------          -------------

        Net cash provided by financing activities                                  845,199                717,237
                                                                              -------------          -------------

Net decrease in cash                                                                  (594)               (36,013)

Cash, beginning of year                                                              8,085                 44,098
                                                                              -------------          -------------

Cash, end of year                                                             $      7,491           $      8,085
                                                                              =============          =============
Cash paid during the year for interest                                        $      1,843           $      6,963
                                                                              =============          =============

Supplemental disclosure of non-cash financing activities:

Notes payable and accrued interest converted to stock                         $  1,361,138           $          -
                                                                              =============          =============



   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

Prism Software Corporation (the "Company") is a Delaware Corporation incorporated in 1992. The Company develops and markets protocol conversion software products that connect desktop personal computers with high-volume, high-speed laser printers. The Company's family of software products provides fast, easy access to high production laser printers. The Company's Print Manager products convert Hewlett Packard ("HP") PCL and/or Adobe PostScript ("PostScript"), the most common page description languages for the personal computer ("PC"), to Xerox Metacode. This combines the benefits of desktop computing with greater user control and the benefits of advanced documentation printing capabilities, for which Xerox production laser printers have set the industry standard. The Company's customer base covers participants in a broad range of industries all over the world.

Concentrations of risk
- ----------------------

In 1998 and 1997 the three largest customers accounted for 19% and 34%, respectively of sales. The three largest accounts receivable totaled 60% and 55% at December 31, 1998 and 1997, respectively.

Use of estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
- -----------

Inventories are reported at the lower of cost (determined on the first-in-first-out method) or market and consist principally of finished goods.

Equipment
- ---------

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Software Development Costs
- --------------------------

Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be sold, leased or otherwise Marketed. Because the Company believes the establishment of technological feasibility occurs concurrently with the completion of software development, no costs have been capitalized as of December 31, 1998 or 1997.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Revenue recognition
- -------------------

Revenues from the licensing of computer software products are recognized upon receipts of authorized customer purchase orders and subsequent delivery of the products to customers, as there are no significant obligations remaining and collection of the related receivable is probable. The Company accounts for significant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably over the contract period. The Company records returns at the time of product delivery based on historical experience. Revenues related to service agreements are deferred and amortized over the terms of the related agreements, generally 12 months.

Income taxes
- ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Stock-based compensation
- ------------------------

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal 1996. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Basic and diluted net loss per share
- ------------------------------------

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments
- -----------------------------------

The fair value of financial instruments, consisting principally of notes payable, are based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

Research and development costs
- ------------------------------

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs."

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 2 - NOTES PAYABLE
- ----------------------

                                                            DECEMBER 31,
                                                     ---------------------------
                                                         1998            1997
                                                     ------------   ------------
Unsecured notes payable, bearing interest at 10%
   per annum, principal and interest past due.       $    38,700    $    38,700

Unsecured notes payable, bearing interest at 10%
   per annum, principal and interest payments of
   $1,009 due monthly through March 1999.                  2,977         14,172

Unsecured notes payable to shareholders, bearing
   interest at 7% to 10% per annum, principal and
   interest past due.                                    203,195        203,195

Unsecured notes payable to shareholders, bearing
   interest at 8% per annum, principal and interest
   at December 31, 1998 convertible into 1,000,000
   shares of common stock at lenders' option,
   principal and interest due December 31, 1999.         100,000        605,750

Unsecured notes payable to shareholders, bearing
   interest at 10% per annum, interest due quarterly,
   principal and interest convertible, at lenders'
   option into shares of common stock at
   an initial rate of $.05.  Principal and unpaid
   accrued interest due at various dates from May
   to December 1999.  (The conversion rate on
   $501,767 of these notes adjusts to $.01 on
   any payments that are defaulted.)                     707,767            -

Notes payable to shareholders, bearing interest
   at 8% per annum, collateralized by all Company
   assets, principal and interest due December 1999.         -          750,000

Other                                                        -           13,468
                                                     ------------   ------------

                                                       1,052,639      1,625,285
Less current portion of notes payable                 (1,052,639)      (266,557)
                                                     ------------   ------------

Long-term debt                                       $       -      $ 1,358,728
                                                     ============   ============

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements


NOTE 3 - ACCRUED EXPENSES
- -------------------------

                                                     December 31,
                                              --------------------------
                                                 1998            1997
                                              ----------      ----------
Wages and benefits                            $ 150,863       $ 183,341
Interest                                        170,597         292,119
Sales commissions                                42,367          70,327
Other                                            82,314          97,323
                                              ----------      ----------
                                              $ 446,141       $ 643,110
                                              ==========      ==========

NOTE 4 - PREFERRED STOCK
- ------------------------

The Company has authorized 5,000,000 shares of $.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A), and 27,777 shares have been designated as $9.00 Series B 8% cumulative convertible preferred stock (Series B).


Series A
- --------

The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 99,000 shares of Series A outstanding at December 31, 1998 are currently convertible at the election of the holders into 9,900,000 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one noncumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 4 - PREFERRED STOCK (CONTINUED)
- ------------------------------------

Series B
- --------

The holders of Series B are entitled to receive, when and as declared by the Board, cumulative annual dividends of $.72 per share commencing upon issuance and payable quarterly. Series B has a liquidation preference of $9.00 per share plus any accrued but unpaid dividends.

Series B is redeemable at the Company's election upon 30 days' notice at a price per share of $10.00 plus accrued but unpaid dividends thereon. The 27,777 shares of Series B outstanding at December 31, 1998 are currently convertible at the election of the holders into 4,998,860 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series B based on the current market price of the Company's common stock. The holders of Series B are entitled to cast one noncumulative vote per share of Series B in all matters presented to the shareholders, and the majority of holders of Series B, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series B redemption as the likelihood of the Company electing to repurchase is remote.


NOTE 5 - CAPITAL TRANSACTIONS
- -----------------------------

In January 1996, the Company issued 400,000 shares of common stock as consideration for the restructuring of debt. The Company has ascribed a value of $160,000 or $0.40 per share based on comparable issuances at the time and expensed such amount.

In March 1996, the Company completed a private placement of common stock at $0.40 per share. From January to March 1996, the Company issued 2,000,000 shares of common stock and raised gross proceeds of $800,000. In connection with this issuance, warrants to purchase 4,000,000 shares of common stock at the initial rate of $0.50 per share were issued. No value has been ascribed to the warrants because they were deemed to have no intrinsic value.

In May 1996, the shareholders converted 1,000 shares of their Series A preferred stock into 3,300 shares of common stock.

In June 1996, the company issued 4,000 shares in exchange for the cancellation of indebtedness in the amount of $4,000.

In July 1996, the Company completed a private placement of common stock at $0.20 per share. In June and July 1996, the Company issued 2,900,000 shares of common stock and raised gross proceeds of $580,000.

In July 1996, the Company's Board of Directors and stockholders voted to increase the number of authorized common shares from 25,000,000 to 50,000,000 and the number of authorized preferred shares from 500,000 to 5,000,000.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements


NOTE 5 - CAPITAL TRANSACTIONS (CONTINUED)
- -----------------------------------------

From September to November 1996, holders of warrants to purchase 1,430,000 shares of common stock exercised the warrants at $0.15 per share. Gross proceeds were $214,500.

In January and June 1997, the Company's President and Chief Executive Officer exercised options to purchase 1,130,000 shares of the Company's common stock at no cost pursuant to the terms of an employment agreement.

In January and February 1997, the Company issued 237,000 shares of common stock at no cost to its employees (excluding the President and Chief Executive Officer).

In August 1997, the Company completed a private placement of common stock at $0.04 per share. From April to December 1997, the Company issued 8,750,000 shares of common stock and raised gross proceeds of $350,000.

In August and September 1997, holders of warrants to purchase 2,542,500 shares of common stock exercised the warrants at $0.04 per share. Gross proceeds were $101,700.

In October and November 1997, the Company's Board of Directors and stockholders voted to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

In February 1998, the Company's President and Chief Executive Officer exercised options to purchase 1,000,000 shares of the Company's common stock at no cost pursuant to the terms of an employment agreement.

In March 1998, the Company completed a private placement of common stock at $0.04 per share. In December 1997, the Company issued 1,025,000 shares of common stock for $37,315. From January to March 1998, the Company issued 7,575,000 shares of common stock and raised gross proceeds of $303,000.

In October 1998, the Company issued 22,365,000 shares of common stock in connection with the conversion of $1,118,250 in notes payable and approximately $242,000 of related accrued interest.

In April 1999, the Company's Board of Directors and stockholders voted to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 6 - STOCK OPTIONS AND WARRANTS
- -----------------------------------

Financing options - The Company issued 197,093 options to certain lenders during 1994 in connection with loans made to the Company. At December 31, 1998 all of these options are exercisable at $2.00 per share. They expire January 19, 2004.

1993 Stock Option Plan - The Company's 1993 Stock Option Plan provides for the issuance of options to acquire up to 630,000 shares of the Company's common stock to employees, directors, officers, agents and advisors of the Company. At December 31, 1998, options to purchase 492,600 shares of the Company's common stock at prices between $0.05 and $2.25 per share were outstanding under the plan, of which options to purchase 381,808 shares were exercisable. Options issued under this plan are generally granted at an estimated market value, vest at varying rates and expire within ten years from the date of grant or, in many cases, up to 90 days after termination of employment.

1996 Stock Option Plan - The Company's 1996 Stock option plan provides for the issuance of options to acquire up to 600,000 shares of the company's common stock to employees, directors, officers, agents and advisors of the Company. At December 31, 1998, all of the available options were outstanding and exercisable under the plan at an exercise price of $0.03 per share. The options were granted at an estimated market value, and expire within three years from the date of grant or in many cases, up to 90 days after termination of employment.

Other Management Options - In connection with the employment terms of the Company's President and Chief Executive Officer, all equity issuances result in additional options awarded to the President and Chief Executive Officer to maintain an 8% interest in the Company's fully-diluted and vested common stock. These options are exercisable at no cost. The Company has recorded and will record any required compensation expense related to issuances of these options.

Warrants - Certain warrants have been issued to various lenders and shareholders from 1994 to 1996. At December 31, 1998, 1,740,500 shares can be purchased at exercise prices ranging from $.04 to $.55 per share. No expense was charged in connection with the issuance of these warrants due to the exercise price being greater than the market price at the time of issuance.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)
- -----------------------------------------------

All outstanding options and warrants at December 31, 1998 are summarized as follows:

       TYPE OF OPTION              NUMBER          EXERCISE           AGGREGATE
         or warrant              of shares          Price         Exercise Price
- ----------------------------  --------------    --------------    --------------

Financing-related options           197,093     $        2.00     $     394,186
1993 stock option plan              492,600     $  0.05-$2.25           416,150
1996 stock option plan              600,000     $        0.03            18,000
Other management options          4,388,179     $           -                 -
Warrants                          1,740,500     $  0.04-$0.55           636,920
                               -------------                      --------------

                                  7,418,372                       $   1,465,256
                               =============                      ==============


Stock option and warrant activity for 1998 and 1997 was as follows:

                                  1993          1996            OTHER
                                  PLAN          PLAN           OPTIONS         WARRANTS
                            --------------  -------------   -------------   -------------
December 31, 1996                 221,600            -         1,632,132       4,283,000
Granted                           271,000            -         2,542,278             -
Exercised                             -              -        (1,130,000)     (2,542,500)
                            --------------  -------------   -------------   -------------
December 31, 1997                 492,600            -         3,044,410       1,740,500
Granted                               -          600,000       2,343,769             -
Exercised                             -              -        (1,000,000)            -
                            --------------  -------------   -------------   -------------
December 31, 1998                 492,600        600,000       4,388,179       1,740,500
                            ==============  =============   =============   =============

The following information applies to employee options outstanding at December 31, 1998:

                                                    Average          Weighted                           Weighted
                                                   remaining          average                            average
                                   Number         contractual        exercise          Number           exercise
                                 Outstanding     life ( years)         price         Exercisable          price
                               ---------------- ----------------  ---------------- ----------------  ----------------

1993 Plan                              492,600                2      $    0.84             381,808        $     1.07
1996 Plan                              600,000                3      $    0.03             600,000        $     0.03
President's options                  4,388,179                6      $    -              4,388,179        $        -
                               ----------------                                    ----------------
                                     5,480,779                                           5,369,987
                               ================                                    ================

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 6 - STOCK OPTIONS (CONTINUED)
- ----------------------------------

Statement of Financial Accounting Standards 123, "Accounting for Stock Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                  1998             1997
                                              -------------   -------------
Net loss
    As reported                                   (764,894)     (1,162,922)
    Pro forma                                     (910,349)     (1,276,622)

Basic and diluted loss per share
    As reported                               $      (0.02)   $      (0.05)
    Pro forma                                 $      (0.02)   $      (0.06)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $58,000 in 1998 and $45,000 in 1997 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997:

                      Expected life (years)          4 years
                      Risk-free interest rate        6.50%
                      Volatility                     200%

The weighted fair value of options granted during the year ended December 31, 1998 and 1997 for which the exercise price approximated the market price on the grant date was $.05 and $.04, respectively.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 7. BASIC AND DILUTED NET LOSS PER SHARE
- --------------------------------------------

                                                                              1998            1997
                                                                         -------------   --------------
BASIC AND DILUTED NET LOSS PER SHARE:
- -------------------------------------

  Numerator
  ---------
     Loss before extraordinary item                                      $   (949,021)   $  (1,162,922)
     Preferred dividends                                                      (69,500)         (69,500)
     Extraordinary item                                                       184,127                -
                                                                         -------------   --------------
     Net loss                                                            $   (834,394)   $  (1,232,422)
                                                                         =============   ==============

  Denominator
  -----------
     Basic and diluted weighted average number of
     common shares outstanding during the period                           41,968,094       22,526,662
                                                                         -------------   --------------

 Basic and diluted net loss per share
     Loss before extraordinary item                                      $      (0.02)   $       (0.05)
     Extraordinary item                                                             -                -
                                                                         -------------   --------------
     Net loss per common share                                           $      (0.02)   $       (0.05)
                                                                         =============   ==============

     Incremental common shares (not included in denominator
     of diluted earnings per share calculation due to their
     antidilutive nature) attributable to exercise of:
         Outstanding options and warrants                                   7,418,372        6,088,603
         Convertible debt and accrued interest                             17,608,574       20,455,610
         Preferred stock                                                   14,898,860       14,898,860


NOTE 8 - INCOME TAXES
- ---------------------

A reconciliation between the actual income tax benefit and the statutory rate follows:

                                        1998                    1997
                                  -----------------       ------------------
                                     AMOUNT      %           AMOUNT       %
                                  -----------------       ------------------
Computed income tax
  benefit at statutory rate       $ 323,000     42%       $ 395,000      34%
Extraordinary item                  (63,000)    -8%             -         -
Operating loss with no
  current tax benefit              (260,000)   -34%        (395,000)    -34%
                                  ----------              ----------

Income tax benefit                $     -                 $     -
                                  ==========              ==========

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 8 - INCOME TAXES (CONTINUED)
- ---------------------------------

At December 31, 1998, the Company had a net operating loss carryforward for federal tax purposes of approximately $7,415,000 which, if unused to offset future taxable income, will expire between 2004 and 2018, and approximately $2,831,000 for California purposes which will expire, if unused, between 1999 and 2003. The Company's net operating losses expire as follows:

                                 Federal                        California
                           ---------------------           ---------------------

          1999                                -                         398,210
          2000                                -                         844,531
          2001                                -                         680,112
          2002                                -                         569,620
          2003                                -                         339,017
          2004                           34,398                               -
          2005                           58,611                               -
          2006                          144,681                               -
          2007                          152,491                               -
          2008                        1,357,053                               -
          2009                          799,619                               -
          2010                        1,689,061                               -
          2011                        1,361,024                               -
          2012                        1,140,040                               -
          2018                          678,834

A valuation allowance has been recognized for 1998 and 1997 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1998, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                   1998              1997
                                              --------------    -------------

Net operating loss carryforwards              $   2,966,400     $  2,694,400

Valuation allowance                              (2,966,400)      (2,694,400)
                                              --------------    -------------

Net deferred tax assets                       $         -       $        -
                                              ==============    =============

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 9 - LITIGATION
- -------------------

In April 1999 a former officer of the Company filed suit against the Company for breach of a settlement agreement reached in 1995. The former officer seeks payment of a $64,000 note due him and damages due to his inability to sell his Company stock. The Company believes the charges are without merit and intends to vigorously defend against his claims and has filed a counterclaim. An unfavorable outcome of this suit would not have a material effect on the Company. The $64,000 is included in notes payable in the accompanying financial statements.

NOTE 10 - GOING CONCERN
- -----------------------

Management's plans to continue strengthening the Company's financial condition and operations include: restructuring the Company's debt and other liabilities, monitoring costs and cash flow activities, expanding operations through potential joint ventures, continuing to upgrade sales and marketing efforts and upgrading customer service and product development efforts. The Company also intends to continue raising capital to fund its operations, but no assurance can be given that such funding will be available.

NOTE 11 - COMMITMENTS
- ---------------------

Lease
- -----

The office lease expires March 31, 2004 and provides for a basic rent of $7,613 per month. Rent expense was $85,700 and $81,900 in 1998 and 1997, respectively.

The Company is subject to minimum annual lease payments as follows:


          1999                    $ 90,345
          2000                      91,356
          2001                      94,389
          2002                      95,400
          2003                      98,433

NOTE 12 - EXTRAORDINARY ITEM
- ----------------------------

During 1998, the Company recognized an extraordinary gain of $184,127 on the settlement of trade payables whereby certain vendors accepted cash payments of $46,000 for extinguishment of accounts payable balances totaling $230,127.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 13 - PREFERRED DIVIDENDS
- -----------------------------

At December 31, 1998, the amounts of dividends in arrears on the Series A 10% and the Series B 8% cumulative preferred stock were $323,500 ($3.27 per share) and $110,000 ($3.96 per share), respectively.

At December 31, 1997, the amounts of dividends in arrears on the Series A 10% and the Series B 8% cumulative preferred stock were $274,000 ($2.77 per share) and $90,000 ($3.24 per share), respectively.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)
- -------------------------------------------

                                                        THREE MONTHS ENDED
                                   ------------------------------------------------------------
                                   SEPT. 30, 1998         JUNE 30, 1998         MARCH 31, 1998
                                   --------------         -------------         --------------

Revenue                            $      93,587          $    118,119          $     164,873

Cost of sales                              9,352                 3,513                  5,116
                                   --------------         -------------         --------------

Gross profit                              84,235               114,606                159,757
                                   --------------         -------------         --------------

Expenses:
  Operating expenses                     276,088               320,063                396,395
  Miscellaneous income                       -                  (5,750)               (15,504)
  Interest expense                        39,199                35,870                 34,549
                                   --------------         -------------         --------------

Total expenses                           315,287               350,183                415,440
                                   --------------         -------------         --------------

Net loss                           $    (231,052)         $   (235,577)         $    (255,683)
                                   ==============         =============         ==============

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED) - CONTINUED

                                   SEPT. 30, 1998         JUNE 30, 1998         MARCH 31, 1998
                                   --------------         -------------         --------------
                    ASSETS
Current assets:
Cash                               $      22,633          $     29,516          $      83,356
Accounts receivable                       35,652                69,943                 95,514
Inventory                                  7,579                 7,800                  8,484
Other                                      8,846                12,317                 13,016
                                   --------------         -------------         --------------

       Total current assets               74,710               119,576                200,370

Equipment and furniture, net              79,159                85,023                 93,283
Other                                      5,800                 6,200                  6,600
                                   --------------         -------------         --------------

       Total assets                $     159,669          $    210,799          $     300,253
                                   ==============         =============         ==============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt  $     535,776          $    408,992          $     261,060
Accounts payable                         406,869               410,784                453,398
Deferred revenue                         163,315               168,258                152,903
Accrued expenses                         705,633               652,017                633,477
                                   --------------         -------------         --------------

       Total current liabilities       1,811,593             1,640,051              1,500,838

Long-term liabilities:
Deferred revenue                          25,920                31,261                 33,070
Notes payable                          1,355,750             1,355,750              1,355,750
                                   --------------         -------------         --------------

       Total long-term liabilities     1,381,670             1,387,011              1,388,820

Preferred stock - Series A                   990                   990                    990
Preferred stock - Series B                   278                   278                    278
Common stock                             377,583               377,583                377,583
Additional paid-in capital             4,879,127             4,865,406              4,856,687
Accumulated deficit                   (8,291,572)           (8,060,520)            (7,824,943)
                                   --------------         -------------         --------------

       Total stockholders' deficit    (3,033,594)           (2,816,263)            (2,589,405)
                                   --------------         -------------         --------------
Total liabilities and
   stockholders' deficit           $     159,669          $    210,799          $     300,253
                                   ==============         =============         ==============

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED) - CONTINUED
- -------------------------------------------------------

                                                      THREE MONTHS ENDED
                                   -----------------------------------------------------------
                                   SEPT. 30, 1997         JUNE 30, 1997         MARCH 31, 1997
                                   --------------         -------------         --------------
Revenue                            $     121,937          $    295,542          $     139,040

Cost of sales                              7,255                35,489                 16,054
                                   --------------         -------------         --------------

Gross profit                             114,682               260,053                122,986
                                   --------------         -------------         --------------

Expenses:
  Operating expenses                     369,888               479,766                465,921
  Interest expense                        33,624                34,734                 31,420
                                   --------------         -------------         --------------

Total expenses                           403,512               514,500                497,341
                                   --------------         -------------         --------------

Net loss                           $    (288,830)         $   (254,447)         $    (374,355)
                                   ==============         =============         ==============


                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED) - CONTINUED
- -------------------------------------------------------


                                   SEPT. 30, 1997         JUNE 30, 1997         MARCH 31, 1997
                                   --------------         -------------         --------------
                         ASSETS
Current assets:
Cash                               $      75,059          $     32,366          $      43,883
Accounts receivable                      147,976               205,934                 51,706
Inventory                                  6,475                 6,822                  7,369
Other                                     12,169                16,272                  4,051
                                   --------------         -------------         --------------

       Total current assets              241,679               261,394                107,009

Equipment and furniture, net             102,027               111,840                123,101
Other                                     14,325                16,028                  8,341
                                   --------------         -------------         --------------

       Total assets                $     358,031          $    389,262          $     238,451
                                   ==============         =============         ==============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt  $     468,212          $    469,662          $     408,001
Accounts payable                         455,519               436,801                457,644
Deferred revenue                         157,969               136,848                 67,208
Accrued expenses                         643,356               619,175                617,048
                                   --------------         -------------         --------------

       Total current liabilities       1,725,056             1,662,486              1,549,901

Long-term liabilities:
Deferred revenue                          15,953                19,365                  4,690
Notes payable                          1,108,382             1,112,099              1,107,688
                                   --------------         -------------         --------------

       Total long-term liabilities     1,124,335             1,131,464              1,112,378

Preferred stock - Series A                   990                   990                    990
Preferred stock - Series B                   278                   278                    278
Common stock                             281,583               232,408                164,658
Additional paid-in capital             4,549,760             4,396,776              4,190,939
Accumulated deficit                   (7,323,971)           (7,035,140)            (6,780,693)
                                   --------------         -------------         --------------

       Total stockholders' deficit    (2,491,360)           (2,404,688)            (2,423,828)
                                   --------------         -------------         --------------
Total liabilities and
     stockholders' deficit         $     358,031          $    389,262          $     238,451
                                   ==============         =============         ==============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION


Dated: September 16, 1999           By:  /s/ E. Ted Daniels
                                        -------------------------------
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (Principal Executive Officer and
                                        Principal Financial and Principal
                                        Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                           Title                          Date
           ----                           -----                          ----
/s/ E. Ted Daniels       President, Chief Executive Officer,       September 16, 1999
- ----------------------   Chief Financial Officer and Director
E. Ted Daniels           (Principal Executive Officer and
                         Principal Financial and Principal
                         Accounting Officer)


/s/ Allard C. Villere    Director                                  September 16, 1999
- ----------------------
Allard C. Villere
