Form 10KSB
period 1999-12-31
PRISM SOFTWARE CORP
filed 2000-03-23
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1999
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-21713


                           PRISM SOFTWARE CORPORATION
                 (Name of small business issuer in its charter)

         Delaware                                                 95-2621719
         --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         23696 Birtcher
         Lake Forest, California                                    92630
         -----------------------                                    -----
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The registrant's revenues for the year ended December 31, 1999 were $650,252.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2000 was approximately $5,280,000.

     The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 60,123,272 on March 15, 2000.

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

     The Company develops and markets print stream translation and document management solutions that enable documents generated on PCs or mainframes to be electronically distributed or printed to other locations or printers. Prism's Print Manager products lower the printing cost per page by printing documents at higher speeds and higher volumes on Xerox production printers. Prism's PRINTEXEC products help desktop users accommodate the growth in information processing by allowing legacy (host) data to be printed on LAN/WAN-attached printers or formatted for distribution to the Internet. The Company's growing customer base covers participants in a broad range of industries including Monumental Life Insurance, City University of New York, HarperCollins Publishers and the Florida Department of Banking and Finance, among other corporate and government customers.

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

     The Company's principal executive office is located at 23696 Birtcher, Lake Forest, California 92630, and its telephone number is (949) 855-3100. The Company's Website is located at www.prism-software.com.

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

     As a result, the Company believes that the continuing evolution from centralized, mainframe-based corporate information systems to distributed data networks and desktop computing presents a considerable opportunity for the Company to sell its protocol conversion and document management solutions for high volume printing and associated connectivity needs, as more mission-critical applications are transformed from the mainframe computer to a PC-based environment.

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

BUSINESS STRATEGY

     The Company's strategy is to become a leading provider of protocol conversion and document management solutions to connect desktop personal computers with high-volume, high-speed laser printers. The Company intends to implement this strategy by pursuing the following initiatives:

      o LEVERAGE SALES THROUGH STRATEGIC ALLIANCES. The Company believes there are a broad range of business applications for its protocol conversion and document management solutions. In order to more rapidly capitalize on the demand for such software, the Company is establishing relationships with printer manufacturers, other software providers and Original Equipment Manufacturers.
      o EXPAND THE COMPANY'S MARKETING AND SALES EFFORTS. To date, the Company has relied primarily on sales to an installed base of users of Xerox high-volume laser printers. The Company intends to expand its marketing and sales activities by marketing directly to other high production laser printer OEMs who in turn would offer the Company's products to printer end-users as a "value-added" bundle with their hardware solution. In addition, the Company intends to expand the distribution channels for its products by establishing additional distribution arrangements with other resellers, systems integrators, distributors and third party suppliers. The Company also intends to increase its market presence by expanding telemarketing and direct mail campaigns, attending prominent trade shows in the printing industry, increasing its advertising and strengthening its media and public relations efforts.
      o LEVERAGE EXISTING CUSTOMER RELATIONSHIPS. The Company considers its relationships with its existing customers to be an important corporate asset. The Company has about 150 customers worldwide accounting for over 250 software installations. The Company routinely introduces upgrades to enhance and extend its product line. The Company believes that its direct and frequent contacts with its customers provides the Company with information that enhances its ability to continue to develop technologically advanced products and to sell new products to existing customers.
      o MAINTAIN COMMITMENT TO RESEARCH AND DEVELOPMENT ACTIVITIES. The Company believes that to become a leader in providing protocol conversion and document management solutions that connect desktop personal computers with high-volume, high-speed laser printers, it must continue to design and develop new and enhanced engineering software products that incorporate advanced technologies. Accordingly, the Company believes that its commitment to continuous research and development efforts provides a competitive advantage. See "Product Development."

CURRENT STATUS OF THE INDUSTRY

     Historically, office output has not been perceived as a major cost of doing business relative to other forms of output. Today, the cost of office document output is being accorded the serious consideration that is its due. A 1999 Gartner Group study reveals that office document output accounts from 4% to 12% of a company's revenues. The average corporation in the United States spends 2.2% of its revenues on information technology infrastructure, maintenance and personnel while spending nearly three times as much, or 6.5% of its revenues, on office documentation. All of this translates to a large amount of paper and employee time spent on creating and handling documents.

     The Gartner study further stated that hospitals and other care facilities create nearly 9 inches of paper per patient per day, and that 30% to 60% of office workers spend time dealing with documents.

     In a 1999 study, Deloitte Consulting stated that because the management of hard copy and electronic output on a distributed basis is becoming so very challenging for most enterprises, document management is the fastest growing productivity enabling technology.

     The Company's strategy for the next three years is to provide an ever-increasing array of solutions to lower document output costs while streamlining the customer operations without impacting the customer environment.

     The Company has reached a major milestone with the development of PRINTCONSOLE PRO, which is a product that can literally accept a print or data stream from any input source and then translate it and output it to virtually any destination source. PrintConsole PRO is marketed with one or many translation and conversion modules embedded in the product which enable it to function quickly and economically in client environments, even in changing environments. For example, if a client replaces a Xerox production printer with an IBM unit after PrintConsole Pro has initially been set up to deal with the Xerox Metacode data stream language, the software can be reconfigured to deal with the IBM AFP language.

     The Company also plans to create conversion language to the Internet protocols HTML and XML in the near future. This step will truly enable clients to turn paper into e-documents.

SALES AND MARKETING

     The Company has embarked upon a four-pronged effort to reach its sales goals:

      o     Direct in-house sales by a telemarketing team to "end users."
      o Direct marketing of a new Prism utility product to selected document managers via an e-mail campaign. This product (PrintConsole, a base version of PrintConsole Pro) provides for archiving and reprinting capabilities.
      o Alliances/partnering sales through an increasing number of channel partners.
      o Generating one-time file conversions and print jobs for our internal Technical Support Department.

     Toward this end, the Company has recently completed a significant upgrade to its prospect database. The second enhancement to the sales process has been the establishment of relationships with leasing companies willing to finance packages that are heavy with "soft costs" (software and installation services, as well as consulting and service contracts, as opposed to hardware-only configurations). This financing alternative may help to close sales when budget limitations may stall a sale.

     The Sales Department's goals will include the training and retention of three full time internal telemarketing personnel, as well as two outside sales personnel to work the local territory on a face-to-face basis. This latter effort represents a departure from the Company's historical method of doing business, but will take full advantage of the Company's locally based technical support team, which can be ready to respond to technical issues on the spot. The outside sales personnel will also interface with local channel marketing partners in joint efforts to call on and sell to local prospects.

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


CURRENT PRODUCTS

     The Company's product portfolio has been greatly expanded and refreshed over the last few months. Set forth below is a list of the current products of the Company, followed by a brief description thereof.

     PRINTCONSOLE PRODUCT FAMILY

     The PrintConsole family of products simplify the usage of all of the Company's other products, and enables the users to cost-effectively manage their print environments. These products offer a centralized point of control and a simple point-and-click interface to invoke other Prism products without exposing the user to complex details. They provide the flexibility to install just the components that meet the user's current requirements, and then incrementally add other modules as needed in the future.

     The PRINTCONSOLE base product provides the archival and reprinting capabilities that are needed in a print environment. It allows for reprinting documents without having to regenerate them at the application level, and also provides for accountability and print stream recovery. It allows users to generate and store streams for later printing in the event of a broken printer, or heavy print volume.

     PRINTCONSOLE PRO comes with all the base system functions of the Company's PrintConsole product, and further allows for optional modules to be plugged in for additional capabilities such as print stream translations, resource downloads, and connectivity. All the other products of the Company - including the Print Manager and PRINTEXEC family of products, as well as the Connectivity Options discussed below - are available as optional modules that can seamlessly plug into the PrintConsole Pro environment, and function in an effective manner. The optional modules available under PrintConsole enable translation to and from Xerox Metacode, translation to and from PostScript, translation to PCL, translation to PDF, translation to AFP, and translation to TIFF formats.

     PRINT MANAGER PRODUCT FAMILY

     The Print Manager family of products convert HP PCL and/or Adobe PostScript, the most common page description languages, to Xerox DJDE/Metacode protocol for printing on high-speed Xerox laser printers. These products enable organizations to expand the use and capabilities of their high-speed laser printers while retaining the economies of scale that those printers offer. By using the Company's Print Manager products in conjunction with a high-speed laser printer, high volume documentation production projects (5,000 pages or more) which might otherwise take most of an entire day to print, can often be completed in a matter of several hours.

     PRINT MANAGER/NT-PCL converts HP PCL data streams to Xerox DJDE/Metacode for printing on high speed Xerox laser printing systems. Operating within a high-end PC platform, Print Manager/nt-PCL acts as a print server on an office LAN. It provides users with a contemporary, user-friendly "tool bar" graphic interface and works seamlessly within a Novell or Windows NT-based LAN. Through the use of a special interface channel card, Print Manager/nt-PCL attaches directly to a Xerox high-speed laser printer via the printer's Bus and Tag (IBM
3211) communication channel. Various connectivity options allow Print Manager/nt-PCL to accept parallel input or direct file format input. Print Manager/nt-PCL can also output directly to the LAN as a file instead of a hard copy printout. The file output can be in magnetic tape, online, mainframe or other format, such as BARR spooler. This flexibility allows Print Manager/nt-PCL to be integrated into a wide variety of electronic publishing environments.

     PRINT MANAGER/NT-POSTSCRIPT enables the user to convert PC/LAN generated Adobe PostScript Level 2 documents to Xerox DJDE/Metacode for printing on high speed Xerox laser printing systems. This product eliminates the need for the user to learn complex Xerox printer commands, and enables the printers to print complex form and graphic images which previously had only been possible on slower desktop laser printers. Color is also supported by Print Manager/nt-PostScript, allowing users to fully utilize the highlight color capabilities of particular Xerox high-end laser printers. As with the Company's Print Manager/nt-PCL product, Print Manager/nt-PostScript operates within a Windows NT and Windows 95 PC platform and acts as a print server on an office's LAN.

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

     FREEFORM, which is a companion product to the Print Manager/nt series, is Prism Software's Xerox forms generator. FreeForm enables the design of electronic forms for Xerox high end printing using standard Windows forms design software. FreeForm also allows usage of templates that come with "off-the-shelf" forms design software packages. FreeForm accepts single or multi-page Print Manager/nt (-PCL or -PostScript) processed files as input, and converts them directly to Xerox forms. The output generated consists of the Xerox form (.FRM) plus a set of supporting font (.FNT) and image (.IMG) files. Highlight color information is detected automatically and produces a color form.

     PRINTEXEC PRODUCT FAMILY

     The PRINTEXEC family of products enables users to transform mainframe data into high quality documents that can be printed on desktop and LAN laser printers or to the World Wide Web without having to reprogram their host applications. This allows organizations to combine their applications designed for high volume laser printers with the advantages of distributed LAN and desktop printers.

     PRINTEXEC PLUS FOR PCL accepts Xerox print streams and resources and converts them for printing on desktop and LAN PCL printers.

     PRINTEXEC PLUS FOR PDF enables organizations that have previously been printing centrally on Xerox laser printing systems to provide the output electronically in a viewable format. PRINTEXEC Plus for PDF accepts Xerox print streams and resources and transforms them into standard PDF files for use with browsers such as Adobe's Acrobat Reader.

     PRINTEXEC PLUS FOR AFP accepts complex Xerox print streams and resources and transforms them into AFP for printing on IBM high speed laser printers. This product is mainly intended to enable customers to replace their existing Xerox printers with equivalent ones from IBM, by translating print data streams without requiring application changes.

     All PRINTEXEC Plus products described above support all Xerox centralized printing capabilities as well as Xerox resources including: Xerox Metacode output from applications such as DocuMerge, Compuset, and XICS; Line Conditioned Data Streams (LCDS); Dynamic Job Descriptor Entries (DJDE); Job Source Language
(JSL); Xerox Fonts (FNT), Forms (FRM), Logos (LGO), Images (IMG), Page Descriptor Entries (PDE), Copy Modification Entries (CME), and Job Description Entries (JDE).

     CONNECTIVITY PRODUCTS

     The Company's goal is to make its software and hardware products work in a more transparent and automatic manner by accepting documents from any source and routing output to any destination device. To this end, the Company has developed connectivity solutions which make it easy for the customer to manage their print stream outputs.

     FTPEXEC provides an automated link from the LAN environment to the mainframe and automatically placing files in the JES2 spool. FTPExec can be used in any environment in which automated FTP transfers are required to shuttle files back and forth, from LAN to the mainframe and vice-versa, or from the desktop to the Internet or vice-versa.

     RESLOAD is a utility that provides a drag-and-drop interface to download a set of resources (Fonts, Forms, Logos, Images) to the Xerox laser printing system through a standard Bus-and-Tag connection. The downloaded resources can then be invoked on the printer by any print stream that needs them.

     HARDWARE

     The Company also offers to its customers hardware products that specifically enable its software solutions to function more effectively. These are standard hardware products that are purchased on an OEM basis and sold only with the Company's software solutions. These products include:

      o PRISM PLUS APPLICATION READY PLATFORM ("PARP"). This standard PC system, with full performance capabilities and options, is an advanced, high-powered Pentium-based platform for the Company's software products. The PARP system is pre-loaded, fully configured and tested and allows the Company's software solutions to be installed more quickly and perform more effectively in a customer's environment.

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

     Standard procedures have been implemented within the Company for version control, problem tracking, testing and release. Industry standard test suites for both HP PCL and Adobe PostScript were purchased from Genoa Technologies to verify compatibility with the HP and Adobe page description languages. The Company believes that the establishment of these and other quality assurance procedures will result in improved product performance and high-quality technical support services.

     Due to limited capital resources the Company must continue to pursue sources of capital in order to fund operations, including its product research and development efforts. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development programs or to obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its research and development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's product research and development efforts could be significantly deferred or curtailed, or even eliminated altogether.

     Set forth below is a list of the products currently under development within the Company, followed by a brief description thereof:

     o CLUSTER PRINTING. Large organizations often have significant excess printing capacity due to acquiring multiple printers (of different kinds) in order to print their business critical documents. The Company plans to develop a Cluster Printing product that will increase the utilization of a company's printing resources by effectively managing a group of physical printers as if it were one virtual printer. Large jobs will be split into smaller pieces and printed simultaneously on multiple available printers. In case of a printer failure, just that portion of the output is rerouted to another available printer and the print job is recovered with a minimum amount of ink and paper wastage.
     o CONNECTIVITY PRODUCTS. As an aide to developing Channel marketing relationships, the company is researching the "Plug-and-Play" model for software distribution and installation. To this end, the Company is continuing to expand its range of connectivity options, in order to make it easier for the user to install, configure, use, and maintain the Company's products.


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

     Once the customer commits to purchasing the product, the TSD technician works closely with the customer's technical staff to review the plans for implementation and then performs the actual on-site installation. After successful installation, TSD management follows up with a post-installation survey to the customer to get feedback on product performance and expectations, review the installation process and obtain any customer comments and recommendations.

     Qualified technicians must be well-versed in a variety of areas including personal computer hardware and software, networking, printer technologies and customer service techniques. As of March 15, 2000, the Technical Support Department had 5 full-time employees providing technical and customer support services and training.

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

     The Company ships its products using standard packaging materials. Shipping is normally accomplished through the use of an overnight carrier. The Company also uses its Website as an alternate form of distribution.

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

COMPETITION

     The printer protocol conversion and document management industry is intensely and increasingly competitive and is characterized by rapid technological advances and changes in industry standards. A number of companies offer software or hardware products that compete with and target the same markets as the Company, including Solimar Systems, Inc., Elixir Technologies Corporation and ENTIRE, Inc. Some or all of these competitors and other potential competitors have larger technical staffs, more established and larger marketing and sales organizations, greater name recognition and significantly greater financial resources than the Company. There can be no assurance that the Company will be able to successfully compete against either current or potential competitors.

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

CUSTOMERS

     Prism has about 150 customers worldwide. The following is a representative list of the Company's customers by industry sectors.

     SERVICE BUREAUS                         GOVERNMENT

     COPI                                    Beaver County, Pennsylvania
     Gateway Data Solutions                  City of Calgary, Canada
     Le Groupe Repro                         Florida Dept. of Banking & Finance
     EDS                                     State of Mississippi
     Policy Management Systems               City of Columbus, Ohio
     Periodical Publishers
     Spar Marketing Force
     IBM Global Services

     INSURANCE                               EDUCATIONAL INSTITUTIONS

     Workmen's Auto Insurance                City University of New York
     Berkshire Life Insurance                University of Iowa
     Monumental Life Insurance               Loyola Marymount University
     Maryland Automobile Insurance Fund

     FINANCIAL/RESALE/LEASING                MANUFACTURING/RETAIL

     Merrill/May Corporation                 Brown & Williamson
     Republic National Bank                  HarperCollins Publishers
     Tokio Marine                            Johnson Controls
     Bank One                                The Children's Place
     Commercial Credit                       Toyota Motors
     Union Planters Bank                     Nabisco
     Sun Life of Canada                      Safilo USA


     HEALTH CARE

     Mercy Information Systems
     Eckerd Corporation

INTELLECTUAL PROPERTY

     The Company currently does not hold any patents and relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, the Company believes that, because of the rapid pace of technological change in the protocol conversion and document output management industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information such as software source codes or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

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

     The Company owns, licenses or has otherwise obtained the right to use certain technologies incorporated in its products. While the Company believes that its software products and proprietary rights do not infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such claims will not require the Company to enter into royalty or license arrangements or result in costly litigation, regardless of the merits of the claims. Any such third party claims, whether or not they are meritorious, could result in costly litigation or the requirement of royalty or license arrangements, which may not be available on terms acceptable to the Company, or at all. Although the Company has not been subject to any infringement claims, if the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of March 15, 2000, the Company had 17 employees, including 3 in product development, 5 in customer service and training, 5 in sales and marketing and 4 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  FACILITIES

     The Company's principal administrative, development, manufacturing and shipping facilities are located in one 6,700 square foot leased facility in Lake Forest, California, under a lease that expires in March 2004. The Company has the right to terminate the lease starting in April 2001. The base rent under such lease is approximately $7,600 per month, with the rent increasing approximately 4% in the third year and approximately 4% in the fifth year. In addition to base rent, the Company pays its share of utility costs on the building. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as and if needed.


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

     The Company responded to the arbitration demand by serving a counter-demand based on Mr. Wilkes' failure to provide the Company with a copy of software the Company contends Mr. Wilkes has developed and made available to his current company, American Printware. Under the terms of the 1995 Agreement, Mr. Wilkes is obligated to provide the Company with a non-exclusive license to software and software derivatives based on a product Mr. Wilkes began to develop while still employed by the Company. Mr. Wilkes has denied the allegations of the counter-demand.

     An arbitrator has been selected and a hearing has been scheduled with the American Arbitration Association for June 2000. The Company believes that Mr. Wilkes' allegations concerning interference with his ability to sell his stock in the Company are without merit, and intends to vigorously defend those claims. The Company has not paid Mr. Wilkes the payments described in the $64,000 Promissory Note, and contends that any amounts owing under that Note must be offset by damages caused by Mr. Wilkes' breach of the Settlement Agreement. The liability for the $64,000 Promissory Note is already accrued in the Company's financial statements. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.

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


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF" and is not listed for trading on any exchange. The OTCBB, which is separate and distinct from the Nasdaq Stock Market, is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each calendar quarter ending December 31, 1997 through December 31, 1999, and for the current quarter through March 15, 2000, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. See "Risk Factors-Limited Trading Market; Potential Volatility of Stock Price; Risk of Securities Class Action Litigation."

                                                   High/Ask          Low/Bid
                                                  ------------     ------------

Quarter ended December 31, 1997                          0.04             0.04
Quarter ended March 31, 1998                                No known trades
Quarter ended June 30, 1998                              0.12             0.03
Quarter ended September 30, 1998                         0.10             0.03
Quarter ended December 31, 1998                          0.20             0.01
Quarter ended March 31, 1999                             0.08             0.01
Quarter ended June 30, 1999                              0.08             0.01
Quarter ended September 30, 1999                         0.05             0.01
Quarter ended December 31, 1999                          0.51             0.01
Quarter through March 15, 2000                           0.40             0.07

     As of March 15, 2000, there were approximately 852 stockholders of record of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

     The Company currently anticipates that it will retain all of its earnings for use in the development of its business. The Company has never paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. See "Risk Factors-Lack of Cash Dividends; Dividend Policy."

     The following is a summary of transactions by the Company during the fiscal year ended December 31, 1999 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     CERTAIN NOTES AND NOTE CONVERSIONS

     From January to March 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $108,000 to Conrad von Bibra (as part of the "1998/1999 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every three months) and matured at various dates from January to March 12, 2000. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the rate of $0.05 per share at any time at the option of the holder. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     From March to December 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $802,000 (as part of the "1999/2000 Notes") to six investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from March 2000 to December 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Capital Investment Partners ($5,000), Northstar ($5,000), Jean Tarr ($10,000), Third Century ($10,000 in the aggregate), Carl von Bibra ($79,000 in the aggregate) and Conrad von Bibra ($693,000 in the aggregate). Holders of $5,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expired on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

     Revenue increased approximately $48,000 (7.9%) from approximately $602,000 for the fiscal year ended December 31, 1998 ("Fiscal 1998") to approximately $650,000 for the fiscal year ended December 31, 1999 ("Fiscal 1999"). This was due primarily to the following factors:

      o Revenue recognized from annual service contracts increased approximately $30,000, from approximately $214,000 for Fiscal 1998 to approximately $244,000 for Fiscal 1999.
      o Sales of the Company's PRINTEXEC products increased approximately $33,000, from approximately $18,000 for Fiscal 1998 to approximately $51,000 for Fiscal 1999.
      o Certain new utility software products developed in Fiscal 1999 generated approximately $16,000 in additional revenue.
      o The increases described above were partially offset by a decrease in commission revenue of approximately $18,000, from approximately $18,000 for Fiscal 1998 to under $1,000 for Fiscal 1999.

COST OF REVENUES

     The cost of revenues increased approximately $7,000, from approximately $36,000 for Fiscal 1998 to approximately $43,000 for Fiscal 1999. This was due primarily to a comparable increase in sales of hardware. Hardware revenue increased approximately $10,000 (approximately 19.4%) from Fiscal 1998 to Fiscal 1999, while the cost of hardware sales increased approximately $8,000 (approximately 25.8%) from Fiscal 1998 to Fiscal 1999.

OPERATING EXPENSES

     Selling, general and administrative expenses increased approximately $338,000 (approximately 25.6%) from approximately $1,323,000 for Fiscal 1998 to approximately $1,661,000 for Fiscal 1999. This was due primarily to the following:

      o Increased payroll expenses, primarily for departmental managers and administrative staff.
      o An increase in professional service expenses, primarily for various legal matters, accounting services, employment recruiting and training needs.
      o Higher expenses associated with the granting of options to the Company's President and Chief Executive Officer. See "Executive Compensation."

     Research and development expenses increased approximately $75,000, from approximately $59,000 for Fiscal 1998 to approximately $134,000 for Fiscal 1999. As a percentage of revenue, research and development expense increased from approximately 9.8% to 20.6%. This was due primarily to the hiring of additional engineering personnel.

BENEFIT FROM RELIEF OF INDEBTEDNESS

     The benefit from the relief of indebtedness was approximately $184,000 for Fiscal 1998. This was due primarily to settlements on certain accounts payable.

INTEREST EXPENSE

     Interest expense increased approximately $9,000 (approximately 6.4%) from approximately $134,000 for Fiscal 1998 to approximately $143,000 for Fiscal 1999. The Company's outstanding indebtedness did increase during Fiscal 1999, but the effect on interest expense for the year was partially offset by two factors: 1) the fact that approximately 61% of the new indebtedness was incurred in the last half of the year and 2) lower interest rates being incurred on the new indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had a negative working capital of approximately $2,836,000 and an accumulated deficit of approximately $9,664,000. As of that date, the Company had approximately $18,000 in cash, approximately $46,000 in net accounts receivable and approximately $1,718,000 in convertible notes payable. While the Company intends to repay some or all of the amounts of such indebtedness out of future cash flow from operations, management's internal cash projections estimate that such borrowings may remain outstanding for the foreseeable future.

     From Fiscal 1998 to Fiscal 1999, the Company's net cash used in operating activities increased approximately $26,000 from approximately $837,000 to approximately $863,000, net cash used in investing activities increased approximately $22,000 from approximately $9,000 to approximately $31,000 and net cash provided by financing activities increased approximately $59,000 from approximately $845,000 to approximately $904,000. The increase in net cash used in operating activities was primarily due to the increase in overall operating expenses (see "Operating Expenses"), which was partially offset by an increase in collections on sales. The increase in net cash used in investing activities was primarily due to the purchase of upgraded computer equipment. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds from the issuance of debt (primarily convertible promissory notes) of approximately $351,000, offset by a decrease in net proceeds from the issuance of common stock of approximately $300,000.

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

     If adequate funds are not available, the Company may also be required to delay, scale back or eliminate its product development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of its proprietary technology and other important Company assets and could also adversely affect the Company's ability to continue its product development efforts, which the Company believes contributes significantly to its competitive advantage. If any of such circumstances were to arise, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Risk Factors-Future Capital Requirements; Uncertainty of Additional Funding."

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its net sales or profitability in recent years.

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and especially those contained under "Liquidity and Capital Resources" are "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, risks associated with managing the Company's growth, as well as those factors discussed in "Risk Factors" described below in this Item 6 of this Annual Report on Form 10-KSB. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the protocol conversion and document output management industry and future trends and results cannot be predicted with certainty. Prospective purchasers of securities of the Company should also consult the risk factors listed from time to time in the Company's periodic Reports on Forms 10-QSB, 8-K and 10-KSB and its Annual Reports to Stockholders.

     The Company has not experienced a material adverse impact of such risks and uncertainties and does not anticipate such an impact. However, no assurance can be given that such risks and uncertainties will not affect the Company's future results of operations or its financial position.

RISK FACTORS

     The Company is subject to the following risk factors, among others:

HISTORY OF LOSSES, ACCUMULATED DEFICIT AND NEGATIVE NET WORTH

     The Company has incurred net losses in each year since inception. The net losses for Fiscal 1998 and Fiscal 1999 were approximately $1,330,000 and $765,000, respectively. As of December 31, 1999, the Company had an accumulated deficit of approximately $9,664,000, a stockholders' deficit of approximately $2,801,000 and negative working capital of approximately $2,836,000. The Company also expects to report a net loss for the three months ending March 31, 2000. There can be no assurance that the Company's operations after March 31, 2000 will be successful or result in profits to the Company. Furthermore, profitable operations, of which there can be no assurance, are dependent upon market acceptance of the Company's products and services.

RISKS ASSOCIATED WITH THE COMPANY'S FINANCIAL CONDITION

     The President, Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer of the Company, E. Ted Daniels, joined the Company in 1994. Most of the other current members of management joined the Company within the past two years. Management of the Company has developed plans to stabilize the Company's financial condition and operations. These plans include, among other things, a restructuring of certain debt, a reduction of operating and overhead costs, the expansion of operations through potential strategic relationships, an upgrade of product development, customer service, sales and marketing efforts and improvement of the Company's reporting methods. Current management of the Company believes that the implementation of these plans is well underway, but that additional time is required for such plans to produce favorable results and long-term effectiveness and for the new products and services of the Company to begin to generate significant revenue. There can be no assurance that such plans will ever be fully implemented or, if implemented, that any improvement in the financial condition or operations of the Company will ever occur. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In addition, the independent auditors who have audited the financial statements of the Company as of December 31, 1999 included in this Form 10-KSB have expressed in their report appearing herein an explanatory paragraph referring to substantial doubt about the Company's ability to continue as a going concern.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company's future capital requirements will depend upon many factors, including the development of new products and services, possible future strategic acquisitions, the progress of the Company's research and development efforts, the expansion of the Company's sales and marketing efforts and the status of competitive products. The Company must continue to pursue and obtain present and future sources of capital in order to fund its operations. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

DEPENDENCE ON SALES OF HIGH-SPEED PRODUCTION PRINTERS

     A significant portion of the Company's revenues to date have been derived, and the Company believes that a significant portion of its future revenues will be continue to be derived, from sales of its products and services for use with high-speed production laser printers, primarily such printers manufactured by Xerox Corporation ("Xerox"). The Company's success is therefore dependent, to a large degree, on the continuing use of existing Xerox high-speed production printers and on the success of Xerox and various third parties in selling new such printers. To offset this dependence, the Company is pursuing the development of new products, along with additional distribution channels and strategic relationships. There can be no assurance, however, that the Company will be able to do so.

REVENUE CONCENTRATION

     Sales of the Company's Print Manager/nt-PCL product constituted approximately 34% and 24% of the Company's total revenues for Fiscal 1998 and Fiscal 1999, respectively (see "Description of Business-Current Products"). In addition, revenue derived from annual support contracts constituted approximately 36% and 38% of the Company's total revenues for Fiscal 1998 and Fiscal 1999, respectively. A significant reduction in either source of revenue resulting from changes in the industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of the Company's customers, or for other reasons, could have a material adverse effect on the Company's business, operating results and financial condition.

DEFAULTS UNDER CERTAIN OBLIGATIONS OF THE COMPANY

     The Company is in default under certain debt obligations and related agreements, such as its 1995 Convertible Promissory Notes with Northstar Capital Partners, LP ("Northstar") and Peachtree Capital Partners, LP ("Peachtree"). Peachtree subsequently merged into Capital Investment Partners. See "Certain Relationships and Related Transactions-Certain Notes and Note Conversions" and "Security Ownership of Certain Beneficial Owners and Management."

     Specifically, the Company is in default under certain provisions of its 1995 Convertible Promissory Notes which required the Company to (i) file, on or prior to October 29, 1995, a Form 10-SB or other applicable form with the Securities and Exchange Commission (the "Commission") to voluntarily become a
Section 12(g) reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) prepare and file, on or before December 31, 1995, a registration statement under the Securities Act covering shares held by Northstar and Peachtree, (iii) pay to Northstar and Peachtree on or prior to December 1, 1995, all principal and accrued interest then due to them under their respective 1995 Convertible Promissory Notes, (iv) abstain from issuing any shares of Common Stock, or securities convertible into shares of Common Stock, at a price per share of Common Stock less than $0.25.

     In October 1997, Northstar and Peachtree agreed to amend their respective 1995 Convertible Promissory Notes to (i) reduce the conversion price from $0.25 to $0.10 per share of Common Stock, (ii) extend to December 1, 1999, the date for preparing and filing a registration statement under the Securities Act covering shares held by Northstar and Peachtree and (iii) extend the maturity of all principal and accrued interest to December 31, 1999. Notwithstanding such amendments, the Company is still in default under certain other provisions of such notes described above. As provided by the terms of these notes, the Company is in the process of converting the defaulted payments (aggregate principal and interest of approximately $142,000) into approximately 1,421,000 shares of Common Stock

     The Company is also in default under other promissory notes owed to the following: George E. Williams, Personal Computer Products, Inc., James or Judith Bone, Shirley McGarvey, James Bone and Allard Villere. The aggregate principal balance of these notes is approximately $178,000. None of George E. Williams, Personal Computer Products, James Bone, Judith Bone or Shirley McGarvey is an affiliate or principal stockholder of the Company. Allard Villere is the Secretary and a Director of the Company. Specifically, the Company is in default under the payment terms of each such debt obligation.

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

     The Company is also in default under certain payment terms of its 1998 Notes and 1998/1999 Notes. These notes include the 1997 Notes for Capital Investment Partners, Northstar and Third Century II, which were rolled into the terms of certain 1998 Notes. As provided by the terms of these notes, the Company is in the process of converting the defaulted payments (aggregate principal and interest of approximately $923,000) into approximately 64,587,000 shares of Common Stock. Not all of the note holders have formally notified the Company in writing of their intent to convert. See "Certain Relationships and Related Transactions-Certain Notes and Note Conversions."

NEED FOR ADDITIONAL SALES, MARKETING AND TECHNICAL PERSONNEL

     Although the Company anticipates generating significant revenues from sales to printer OEMs, it nevertheless will need to continue to expand its sales to end users and to other distribution channels in order to meet the goals of its business strategy. This will require the Company to attract and retain additional qualified sales, marketing and technical personnel, in addition to other personnel. Such personnel are in high demand and there can be no assurance that the Company will be able to attract and retain the personnel it will need. See "Description of Business-Business Strategy" and "Description of Business-Sales and Marketing."

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

POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE

     The Company's quarterly results of operations may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, market acceptance of new products, customer order deferrals in anticipation of new products, changes in the Company's operating expenses, personnel changes, mix of products sold, mix of distribution channels through which products are sold, changes in product pricing, acquisitions of additional products or businesses and general business and economic conditions. The Company has experienced substantial net losses in each of the past two fiscal years and expects to report a net loss for the three months ending March 31, 2000. Sales of the Company's products may also be negatively affected by delays in the introduction or availability of new hardware or software products from third parties, particularly Xerox. There can be no assurance that the Company will be able to grow or sustain its profitability on a quarterly basis.

COMPETITION

     The Company competes with a small group of direct and indirect competitors in the protocol conversion and document output management industry. Some of such companies and other potential competitors of the Company have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources, and thus the capability to develop new products which may be perceived to be superior to the Company's products. There can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, the Company's software products are designed to improve the productivity of the hardware products of extremely large, international companies, such as Xerox, Hewlett-Packard and IBM. These companies have the resources, if they choose to so apply them, to develop software for their own hardware products which competes with the Company's products. Such an occurrence would materially and adversely affect the Company's business and results of operations. See "Description of Business-Competition."

PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, the Company believes that, because of the rapid pace of technological change in the protocol conversion and document output management industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information such as software source codes or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

DEPENDENCE UPON KEY PERSONNEL

     The success of the Company is dependent in part upon the active participation and continued services of certain key executive officers and key employees, including E. Ted Daniels, President, Chairman of the Board, Chief Executive Officer and interim Chief Financial Officer; C. Thomas Musson, Sales Manager; Richard Nicolai, Technical Support Manager; Siva Gogulapati, Director of Engineering; Michael Cheever, Controller; and Dee Shelor, Executive Administrator and Office Manager. The loss of any one of such officers or key employees could have a material adverse effect on the Company's business and results of operations. The Company intends to obtain key-man life insurance on Mr. Daniels, but there can be no assurance that the proceeds from any such insurance would be sufficient to compensate the Company in the event of Mr. Daniels' death.

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

CONCENTRATION OF OWNERSHIP

     As of March 15, 2000, 60,123,272 shares of Common Stock were outstanding and additional shares were in the process of being issued for the conversion of certain Convertible Promissory Notes (See "Certain Relationships and Related Transactions-Certain Notes and Note Conversions"). Of the combined total of 126,131,968 shares, the major beneficial owners are E. Ted Daniels (President, Chief Executive Officer and Chairman of the Board of the Company; 2,440,000 shares, or 1.9%), Allard C. Villere (Secretary and a Director of the Company; 408,834 shares, or 0.3%), James Martin (26,872,129 shares, or 21.3%), Third
Century II (24,751,285 shares, or 19.6%), and Conrad and Carl von Bibra (42,965,699 shares, or 34.1%). As a result, this group of stockholders has sufficient voting power to control the outcome of all corporate matters submitted to the vote of the stockholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors (and, thereby, the qualification and appointment of officers of the Company) and mergers and other business combinations involving the Company. In turn, through its potential effect on the Board of Directors and beneficial ownership of Common Stock of the Company, this group could control certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including borrowing from third-party lenders and the issuance of additional equity securities) and the acquisition or disposition of assets by the Company. The concentration of ownership in this group of stockholders could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Common Stock of the Company.

POSSIBLE ADVERSE EFFECTS DUE TO SHARES ELIGIBLE FOR FUTURE SALE

     Sales of shares by existing security holders of the Company, or the perception that such sales could occur, could adversely affect the market price of the Company's Common Stock or otherwise impair the Company's ability to raise additional capital. As of March 15, 2000, the Company had approximately 176,891,000 shares of Common Stock outstanding (assuming the exercise of all outstanding options and warrants to purchase Common Stock of the Company, the conversion of all outstanding shares of Class A and Class B Preferred Stock of the Company and the conversion of all outstanding Convertible Promissory Notes of the Company). Approximately 39,606,000 shares are generally freely tradeable without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), approximately 2,555,000 shares will be freely tradeable within one year pursuant to the provisions of Rule 144(k) promulgated under the Securities Act, approximately 2,123,000 shares will be freely tradeable within two years pursuant to the provisions of Rule 144(k) promulgated under the Securities Act and the remaining 132,607,000 shares (which are owned by affiliates of the Company), will be freely tradeable within two years subject to the limitations of Rule 144 promulgated under the Securities Act.

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

     Up to an additional 160,400 shares of Common Stock of the Company are issuable upon exercise of options available for grant under the Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") and an additional 300,000 shares of Common Stock are issuable upon exercise of options available for grant under the Company's 1996 Stock Option Plan (the "1996 Plan"). The shares of Common Stock issuable upon the exercise of such options will be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of a registration under the Securities Act unless an exemption from registration is available, including the exemption contained in Rule 144 (see "Executive Compensation-Stock Option Plans").

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

EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS

     As of March 15, 2000, the Company had reserved approximately 12,564,000 shares of Common Stock for issuance upon exercise of options and warrants outstanding as of the date hereof. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of Common Stock, with resulting dilution in the interest of holders of Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing. The holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

LIMITED TRADING MARKET; POTENTIAL VOLATILITY OF STOCK PRICE; RISK OF SECURITIES CLASS ACTION LITIGATION

     There is currently an extremely limited trading market for the Company's Common Stock. From June 1, 1998 to March 15, 2000, the closing bid prices for the Company's Common Stock as quoted on the National Association of Securities Dealers OTC Bulletin Board ranged from $0.01 to $0.51 per share. As of March 15, 2000, the closing price of the Company's Common Stock was $0.23 per share. Such prices, however, may not be considered valid indications of market value because of the extremely limited amount of trading in the Company's Common Stock. There can be no assurance given that any regular trading market for the securities will develop or, if developed, will be sustained.

     The trading prices of the Company's securities could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, material announcements of technological innovations, price reductions, significant customer orders or establishment of strategic partnerships by the Company or its competitors or providers of alternative products, general conditions in the protocol conversion and document output management industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market as a whole, as well as individual stocks, including those of many technology-based companies, have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the companies. The Company's operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of the Company's securities could fluctuate substantially.

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

CERTAIN CHARTER PROVISIONS AND ANTI-TAKEOVER EFFECT OF DELAWARE LAW

     The Company's Board of Directors has the authority to issue up to 4,872,223 additional shares of Preferred Stock and to determine the price, rights, preferences and privileges, including voting rights, of such shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and could be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock. The Company has no present plan or arrangement to issue any additional shares of Preferred Stock.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB on pages F-1 through F-25.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, KEY EMPLOYEES, PROMOTERS AND CONTROL PERSONS

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information with respect to each director, officer and key employee of the Company.

         NAME                       AGE          POSITION(S)
         ----                       ---          -----------
         E. Ted Daniels (1)(2)      59           President, Chief Executive Officer, Chairman
                                                 of the Board and interim Chief Financial Officer

         Allard Villere (1)(2)      66           Secretary and a Director

     KEY EMPLOYEES:

         C. Thomas Musson           58           Sales Manager

         Richard Nicolai            44           Technical Support Manager

         Siva Gogulapati            43           Director of Engineering

         Michael Cheever            31           Controller

         Dee Shelor                 62           Executive Administrator and Office Manager

     (1) Named Executive Officer
     (2) Member of the Audit Committee


     Mr. Daniels joined the Board of Directors of the Company in September 1994 and was appointed President, Chairman of the Board, Chief Executive Officer and interim Chief Financial Officer at that time. He was employed by Eureka Capital Management from 1993 to 1994 where he was the Managing Director, responsible for defining and building the operational structure for client companies. Previously, he was President/COO for Roberts Consolidated Industries, a provider of flooring installation products which has operations in the United Kingdom, Holland, South Africa, Mexico, Brazil, Australia, Japan and Canada.

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

     Mr. Musson joined the Company as its Sales Manager in October 1999. He has over 30 years of experience in sales and sales management in a variety of industries. From 1996 to 1999, he was the Northeast Regional Sales Manager at Amplicon Financial, a computer hardware and software leasing company. Previously, he worked for 12 years in the real estate franchising industry, first as a senior sales representative, then as the Vice President of Sales for Century 21 and then as the National Sales Director for the Realty World Organization.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation awarded or paid by the Company to its President and Chief Executive Officer during the fiscal years ended December 31, 1999 and December 31, 1998. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                             LONG-TERM COMPENSATION
                                                                      ---------------------------------
                                          ANNUAL COMPENSATION                 AWARDS            PAYOUTS
                                   -------------------------------    -----------------------   -------
                                                         OTHER                                   ALL
                                                         ANNUAL                   SECURITIES    OTHER
                                                         COMPEN-      STOCK       UNDERLYING    COMPEN-
     NAME AND            FISCAL    SALARY (1)   BONUS   SATION (2)   AWARDS (3)   OPTIONS (#)   SATION
PRINCIPAL POSITION        YEAR        ($)        ($)       ($)         ($)           (4)          ($)
---------------------    ------    ----------   -----   ----------   ----------   -----------   -------
                                                                                                   <C.
E. Ted Daniels            1999      $180,084     $0       $9,124           $0      5,464,051       $0
  President and           1998      $163,713     $0      $10,046      $10,000      2,343,769       $0
  Chief Executive Officer


-----------------
     (1) Includes additional amounts for salary accrued but not yet paid pursuant to Mr. Daniels' employment agreement described under "-Employment Agreements" below.
     (2)  Includes auto allowances, insurance and other fringe benefits.
     (3) Includes the value attributable to shares of Common Stock acquired upon the exercise of options.
     (4) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels pursuant to his employment agreement and related stock issuance agreement described under "-Employment Agreements" below. As of March 15, 2000, Mr. Daniels has been granted options to acquire an aggregate of approximately 11,982,230 shares pursuant to his employment agreement and related stock issuance agreement (approximately 9,852,230 of these options remain unexercised).

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 1999 ("Fiscal 1999"), the value realized therefor, the number of unexercised options at December 31, 1999 and the value of unexercised in-the-money options at December 31, 1999 for the Company's President and Chief Executive Officer in the Summary Compensation Table above. The Company's President and Chief Executive Officer did not hold any stock appreciation rights ("SARs") during Fiscal 1999.


                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            SHARES                          UNDERLYING UNEXERCISED               IN-THE-MONEY
                         ACQUIRED ON                          OPTIONS AT FISCAL               OPTIONS AT FISCAL
                         EXERCISE (#)        VALUE               YEAR-END (#)                    YEAR-END ($)
       NAME                                 REALIZED      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
--------------------     -------------     -----------    ---------------------------     ---------------------------
E. Ted Daniels                      0              $0                    9,852,230/0                     $369,459/$0


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

STOCK OPTION PLANS

     1993 STOCK OPTION PLAN

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorizes the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 1999, none of the options available for grant under the 1993 Plan had been exercised, approximately 494,600 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 135,400 shares of Common Stock remained available for grant thereunder. The 1993 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 1999 nor during the fiscal year ended December 31, 1998.

     1996 STOCK OPTION PLAN

     In May 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1993 Plan authorizes the granting of options to purchase up to a maximum 600,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 1999, none of the options available for grant under the 1996 Plan had been exercised, approximately 400,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 200,000 shares of Common Stock remained available for grant thereunder. The 1996 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 1999 nor during the fiscal year ended December 31, 1998.

     FINANCING-RELATED OPTIONS

     In 1994, three stockholders of the Company transferred shares of Common Stock to third parties in connection with certain financing transactions. Two of these stockholders were Arthur Wilkes (a co-founder and former President and Chief Executive Officer) and Allard Villere (a co-founder and current Secretary and Director). In turn, these three stockholders were issued non-qualified options (the "Financing Options") to purchase new shares of Common Stock. As of December 31, 1999, none of the Financing Options had been exercised and approximately 197,093 shares of Common Stock were reserved for issuance upon exercise of outstanding options. As of December 31, 1999, the exercise price was $2.00 per share. The Financing Options will terminate on January 19, 2004.

     MANAGEMENT OPTIONS

     Pursuant to his employment agreement with the Company, Mr. Daniels has been granted options to purchase shares of Common Stock. See "-Summary Compensation Table," "-Option Exercises and Year-end Values," and "-Employment Agreements."


WARRANTS

     From September 1994 to March 1996, the Company issued warrants to purchase up to 6,242,671 shares of Common Stock. As of December 31, 1999, warrants to purchase approximately 3,972,500 shares had been exercised, warrants to purchase approximately 529,671 shares had expired and approximately 1,740,500 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants. As of December 31, 1999, the exercise price of the outstanding warrants ranged from $0.04 to $0.55 per share. The outstanding warrants expire at various dates from September 2000 to May 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 2000, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) the Named Executive Officers identified in the Summary Compensation Table; and (iv) all directors and Named Executive Officers of the Company as a group.

      NAME AND ADDRESS                 NUMBER OF SHARES       PERCENTAGE OF OUTSTANDING
     OF BENEFICIAL OWNER             BENEFICIALLY OWNED (1)           SHARES (1)
--------------------------------   -------------------------  -------------------------
E. Ted Daniels (2)(3)
c/o Prism Software Corp.
23696 Birtcher
Lake Forest, CA  92630                    12,708,356 (4)                9.3%

Allard Villere (2)(3)
369 Justina Drive
Oceanside, CA  92057                         474,531 (5)                  *

James Martin
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                        27,184,008 (6)              21.5%

Third Century II
1711 Chateau Court
Fallston, MD  21047                       25,405,416 (7)              20.0%

Threshold Technology Partners
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                         6,800,000                   5.4%

Conrad and Carl von Bibra
1810 Fair Oaks
Suite 209
South Pasadena, CA  91030                  47,007,877 (8)             36.1%

All Directors and Named
Executive Officers of the
Company as a Group (2 persons)             13,182,887 (9)              9.7%


--------------------

     *    Less than 1%.
     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 15, 2000, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group. In addition, the Company is in the process of issuing shares of Common Stock upon the conversion of certain Convertible Promissory Notes, and these shares are deemed to be issued and outstanding as of March 15, 2000 for the purpose of determining beneficial ownership. Based on 60,123,272 shares of Common Stock issued and outstanding as of March 15, 2000.
     (2)  Named Executive Officer of the Company.
     (3)  Director of the Company.
     (4) Includes 10,268,356 shares of Common Stock issuable upon the exercise of options that are either vested as of March 15, 2000 or could potentially vest within 60 days after such date. These options entitle Mr. Daniels to purchase up to 8% (subject to certain anti-dilution adjustments) of the fully-diluted number of shares of Common Stock of the Company (see "Executive Compensation-Employment Agreements").
     (5) Includes 65,697 shares of Common Stock issuable upon the exercise of options, all of which are exercisable within 60 days after March 15, 2000.
     (6) Includes 24,437,383 shares issuable upon the conversion of certain Convertible Promissory Notes and 99,125 shares issuable upon the conversion of warrants that are either vested as of March 15, 2000 or could vest within 60 days after such date which are beneficially owned by the following entities or individuals (in addition to Mr. James Martin as an individual): Capital Investment Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Northstar Capital Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Huntington Partners (a family partnership owned one-third by Mr. Martin), MARCO II Partners (a family partnership owned 90% by Mr. Martin), Cameron Martin (Mr. Martin's son) and MV Ventures (a general partnership owned 50% by Northstar Capital Partners). Mr. Martin individually owns 512,500 shares of Common Stock. Capital Investment Partners beneficially owns 375,000 shares of Common Stock, 10,956,197 shares of which are issuable upon the conversion of certain outstanding Convertible Promissory Notes and 30,000 shares which are issuable upon the exercise of outstanding warrants. Northstar Capital Partners beneficially owns 1,085,000 shares of Common Stock and 13,481,186 shares of which are issuable upon the conversion of certain outstanding Convertible Promissory Notes. Huntington Partners beneficially owns 312,500 shares of Common Stock and 69,125 shares of Common Stock which are issuable upon the exercise of outstanding warrants. MARCO II Partners owns 100,000 shares of Common Stock, Cameron Martin owns 62,500 shares of Common Stock and MV Ventures owns 200,000 shares of Common Stock.
     (7) Includes 16,669,041 shares issuable upon the conversion of certain Convertible Promissory Notes and 441,375 shares issuable upon the conversion of warrants that are either vested as of March 15, 2000 or could vest within 60 days after such date which are beneficially owned by Third Century II and Eric Nickerson, its managing partner. Third Century II's ownership includes 8,295,000 shares of Common Stock, 15,535,708 shares which are issuable upon the conversion of certain Convertible Promissory Notes and 441,375 shares which are issuable upon the exercise of outstanding warrants. Mr. Nickerson beneficially owns 1,133,333 shares of Common Stock which are issuable upon the conversion of certain Convertible Promissory Notes.

     (8) Includes 27,642,877 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 15, 2000 or could vest within 60 days after such date which are beneficially owned by Conrad von Bibra or his son, Carl von Bibra. Conrad von Bibra beneficially owns 10,419,000 shares of Common Stock and 20,931,378 shares which are issuable upon the conversion of certain Convertible Promissory Notes. Conrad von Bibra's ownership does not include shares of Common Stock managed by Kennedy Capital Management, Inc., which claims beneficial ownership of the shares. Carl von Bibra beneficially owns 8,946,000 shares of Common Stock and 6,711,499 shares which are issuable upon the conversion of certain Convertible Promissory Notes. Carl von Bibra's ownership includes the securities previously held by the Edith von Bibra Trust.
     (9) Includes shares of Common Stock issuable upon the exercise of options described in notes (4) and (5) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ISSUANCE OF COMMON STOCK AND WARRANTS

     In February 1998, E. Ted Daniels, the Company's President, Chief Executive Officer, Chairman of the Board and interim Chief Financial Officer, exercised options to purchase 1,000,000 shares of the Company's Common Stock at no cost pursuant to the terms of an Employment Agreement between Mr. Daniels and the Company (see "Executive Compensation-Employment Agreements").

     From December 1997 to March 1998, the Company sold 8,600,000 shares of Common Stock to nine accredited investors for an aggregate purchase price of $344,000, or $0.04 per share. Such investors included Chartwell Investment Partnership ("Chartwell"), Irving and Hilda Lassoff ("Lassoff"), James Martin, Northstar Capital Partners ("Northstar"), Loyd Tarr, Conrad von Bibra, the Edith von Bibra Trust, Robert Weiner and Marty and Sara Williams ("Williams"). Conrad von Bibra maintains his shares purchased under this offering in an account with Kennedy Capital Management ("Kennedy Capital"), which claims beneficial ownership of these shares. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. None of Chartwell, Lassoff, Loyd Tarr, Robert Weiner nor Williams is either an affiliate or a principal stockholder of the Company. Neither Kennedy Capital, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. James Martin is the owner of Martin Management, the general partner of Northstar. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     CERTAIN NOTES AND NOTE CONVERSIONS

     From May to October 1998, the Company issued Convertible Promissory Notes in the aggregate principal amount of $353,000 to seven investors (the "1998 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every 3 months) and matured at various dates from May 1999 to October 1999. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the initial rate of $0.05 per share (for an initial total of 7,060,000 shares) at any time at the option of the holders. All or any portion of defaulted principal or interest payments is convertible into Common Stock at an adjusted rate of $0.01 per share. The notes were issued to Capital Investment Partners ($35,000 in the aggregate), Northstar ($55,000 in the aggregate), Jean Tarr ($15,000), Eric Nickerson ($10,000), Third Century ($90,000 in the aggregate), Conrad von Bibra ($98,000 in the aggregate), and the Edith von Bibra Trust ($50,000). Holders of $120,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expired on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Mr. Nickerson is the managing partner of Third Century. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     In May and June 1998, the principal and unpaid accrued interest on Convertible Promissory notes issued in 1997 (the "1997 Notes") to Capital Investment Partners (principal of $48,000 and accrued interest of $3,773), Northstar (principal of $50,000 and accrued interest of $4,911), and Third Century (principal of $39,500 and accrued interest of $2,583) were rolled over into their respective initial 1998 Notes. The 1997 Notes were thereby cancelled and superseded in their entirety by the aforementioned 1998 Notes.

     In October 1998, the following occurred pursuant to a Note Conversion
Agreement:

     o Threshold Technology Partners ("Threshold") converted all outstanding amounts under a 1995 Convertible Promissory Note (principal of $250,000 and accrued interest of $64,265) into 5,000,000 shares of Common Stock, reflecting an effective conversion rate of approximately $0.06 per share. Neither Threshold, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with this conversion.
     o Threshold transferred all of its remaining notes in the Company to the von Bibra family. This consisted of a 1996 Secured Note (principal of $750,000 and accrued interest of $164,831 ) and two 1997 Notes (total principal of $118,250 and accrued interest of $13,792). The von Bibras converted all amounts outstanding under such notes into 17,365,000 shares of Common Stock (10,419,000 shares to Conrad von Bibra, 5,209,500 shares to the Edith von Bibra Trust and 1,736,500 shares to Carl von Bibra, the son of Conrad von Bibra), reflecting an effective conversion rate of approximately $0.06 per share. In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these conversions.

     From October 1998 to March 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $314,000 to two investors (the "1998/1999 Notes"). The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every three months) and matured at various dates from October 1999 to March 12, 2000. All or any portion of unpaid principal and accrued interest is convertible into shares of Common Stock at the rate of $0.05 per share (for an initial total of 6,280,000 shares) at any time at the option of the holders. The notes were issued to Conrad von Bibra ($264,000 in the aggregate) and the Edith von Bibra Trust ($50,000 in the aggregate). In April 1999, the securities held by the Edith von Bibra Trust were distributed to Carl von Bibra, the son of Conrad von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     From March 1999 to March 14, 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $1,130,000 (the "1999/2000 Notes") to six investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from March 31, 2000 to March 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Capital Investment Partners ($5,000), Northstar ($5,000), Jean Tarr ($10,000), Third Century ($30,000 in the aggregate), Carl von Bibra ($136,000 in the aggregate) and Conrad von Bibra ($944,000 in the aggregate). Holders of $5,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expired on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

     As of March 15, 2000, the Company is in the process of converting approximately $1,064,000 of Convertible Promissory Notes and related accrued interest into approximately 66,008,000 shares of Common Stock. Such conversions relate to the 1998 Notes and 1998/1999 Notes held by Capital Investment Partners, Eric Nickerson, Northstar, Jean Tarr, Third Century, Carl von Bibra and Conrad von Bibra, as well as 1995 Convertible Promissory Notes held by Capital Investment Partners and Northstar. These notes also include the 1997 Notes for Capital Investment Partners, Northstar and Third Century, which were rolled into the terms of certain 1998 Notes. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar. Mr. Nickerson is the managing partner of Third Century. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions are being paid in connection with these transactions.

                           PRISM SOFTWARE CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                          F-2

Balance Sheet as of December 31, 1999                                       F-3

Statements of Operations for the Years Ended
   December 31, 1999 and 1998                                               F-4

Statements of Stockholders' Deficit for the Years Ended
   December 31, 1999 and 1998                                               F-5

Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998                                               F-7

Notes to Financial Statements                                               F-8

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for each of the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 1999 and the results of its operations and cash flows for each of the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

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


/s/ Cacciamatta Accountancy Corporation

CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
March 20, 2000


                           PRISM SOFTWARE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999
ASSETS
Current assets:
Cash                                                                             $       18,129
Trade accounts receivable, net of allowance for doubtful
   accounts of $4,609                                                                    46,188
Inventories                                                                               7,791
Other                                                                                     8,212
                                                                                 ---------------

Total current assets                                                                     80,320

Equipment, net of accumulated depreciation of $202,084                                   62,419
Other                                                                                     7,925
                                                                                 ---------------
                                                                                 $      150,664
                                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of long-term debt                                                $    1,968,794
Accounts payable                                                                        205,307
Accrued expenses                                                                        605,253
Deferred revenue                                                                        137,182
                                                                                 ---------------
Total current liabilities                                                             2,916,536
                                                                                 ---------------

Long term liabilities:
Deferred revenue                                                                         11,690
Notes payable                                                                            23,659
                                                                                 ---------------
Total long term liabilities                                                              35,349
                                                                                 ---------------

Stockholders' deficit:
Preferred stock - 5,000,000 shares authorized, $.01 par value
Series A - 99,000 shares issued and outstanding                                             990
Series B - 27,777 shares issued and outstanding                                             278
Common stock - 200,000,000 shares authorized, $.01 par
value; 60,123,272 shares issued and outstanding                                         601,233
Additional paid-in capital                                                            6,260,235
Accumulated deficit                                                                  (9,663,957)
                                                                                 ---------------

Total stockholders' deficit                                                          (2,801,221)
                                                                                 ---------------
                                                                                 $      150,664
                                                                                 ===============

The accompanying notes are an integral part of these financial statements.


                                     PRISM SOFTWARE CORPORATION
                                      STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                       1999                 1998
                                                                  ---------------      ---------------
Revenue                                                           $      650,252       $      602,461

Cost of sales                                                             42,902               35,792
                                                                  ---------------      ---------------
     Gross profit                                                        607,350              566,669

Operating expenses:
  Selling, general and administrative                                  1,660,662            1,322,789
  Research and development                                               133,951               58,993
                                                                  ---------------      ---------------
Total operating expenses                                               1,794,613            1,381,782
                                                                  ---------------      ---------------
     Loss from operations                                             (1,187,263)            (815,113)

Interest expense                                                         142,540              133,908
                                                                  ---------------      ---------------
     Loss before extraordinary item                                   (1,329,803)            (949,021)

Extraordinary item:
  Gain on accounts payable settlements                                         -              184,127
                                                                  ---------------      ---------------
Net loss                                                          $   (1,329,803)      $     (764,894)
                                                                  ===============      ===============
Basic and diluted net loss per common share:
     Loss before extraordinary item                               $        (0.02)      $        (0.02)
     Extraordinary item                                                        -                    -
                                                                  ---------------      ---------------
     Net loss per common share                                    $        (0.02)      $        (0.02)
                                                                  ===============      ===============
Basic and diluted weighted average number
  of common shares outstanding                                        60,123,272           41,968,094
                                                                  ===============      ===============


The accompanying notes are an integral part of these financial statements.

                                                                   PRISM SOFTWARE CORPORATION
                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                             YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           Series A                  Series B
                                        Preferred stock           Preferred stock               Common stock
                                       Shares      Amount        Shares       Amount         Shares        Amount
                                     -----------------------  -------------------------  -----------------------------
BALANCE AT DECEMBER 31, 1997              99,000      $ 990          27,777      $ 278       29,183,272     $ 291,833

Common stock issued in a
     private placement                    -          -              -           -             7,575,000        75,750

Common stock issued upon
     exercise of options                  -          -              -           -             1,000,000        10,000

Common stock issued upon
     conversion of debt                   -          -              -           -            22,365,000       223,650

Issuance of stock options                 -          -              -           -              -              -

Net loss                                  -          -              -           -              -              -
                                     -----------------------  -------------------------  -----------------------------
BALANCE AT DECEMBER 31, 1998              99,000        990          27,777        278       60,123,272       601,233

Issuance of stock options                 -          -              -           -              -              -

Net loss                                  -          -              -           -              -              -
                                     -----------------------  -------------------------  -----------------------------
BALANCE AT DECEMBER 31, 1999              99,000      $ 990          27,777      $ 278       60,123,272     $ 601,233
                                     =======================  =========================  =============================

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit - continued on next page



                                      Additional                            Total
                                       Paid-in         Accumulated      Stockholders'
                                       Capital           Deficit           Deficit
                                    ---------------  ----------------  ----------------
BALANCE AT DECEMBER 31, 1997           $ 4,623,199      $ (7,569,260)     $ (2,652,960)

Common stock issued in a
     private placement                     223,845          -                  299,595

Common stock issued upon
     exercise of options                   (10,000)         -                        0

Common stock issued upon
     conversion of debt                  1,137,488          -                1,361,138

Issuance of stock options                   80,801          -                   80,801

Net loss                                  -                 (764,894)         (764,894)
                                   ----------------  ----------------  ----------------
BALANCE AT DECEMBER 31, 1998             6,055,333        (8,334,154)       (1,676,320)

Issuance of stock options                  204,902          -                  204,902

Net loss                                  -               (1,329,803)       (1,329,803)
                                    ---------------  ----------------  ----------------
BALANCE AT DECEMBER 31, 1999           $ 6,260,235      $ (9,663,957)     $ (2,801,221)
                                    ===============  ================  ================


The accompanying notes are an integral part of these financial statements.


                                     PRISM SOFTWARE CORPORATION
                                      STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                       1999                  1998
                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (1,329,803)       $     (764,894)
  Adjustments to reconcile net income to net cash
     used by operating activities:
     Depreciation                                                         37,419                72,947
     Issuance of stock options                                           204,902                80,801
     Extraordinary gain on accounts payable settlements                        -              (184,127)
     (Increase) decrease in assets:
          Accounts receivable                                             96,606                25,282
          Inventories                                                     (4,637)                4,017
          Other assets                                                    (1,417)                1,791
     Increase (decrease) in liabilities:
          Accounts payable                                                 9,356              (114,855)
          Deferred revenue                                               (34,417)               (3,404)
          Accrued expenses                                               159,112                45,918
                                                                  ---------------       ---------------
             Net cash used by operating activities                      (862,879)             (836,524)
                                                                  ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                               (30,874)               (9,269)
                                                                  ---------------       ---------------
             Net cash used by investing activities                       (30,874)               (9,269)
                                                                  ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                910,000               559,000
  Payments on notes payable                                               (5,609)              (13,396)
  Proceeds from issuance of common stock                                       -               299,595
                                                                  ---------------       ---------------
             Net cash provided by financing activities                   904,391               845,199
                                                                  ---------------       ---------------
Net increase (decrease) in cash                                           10,638                  (594)

Cash, beginning of year                                                    7,491                 8,085
                                                                  ---------------       ---------------
Cash, end of year                                                 $       18,129        $        7,491
                                                                  ===============       ===============
Cash paid during the year for interest                            $        2,461        $        1,843
                                                                  ===============       ===============
Supplemental disclosure of non-cash investing and
  financing activities:
  Fixed assets purchased on capital lease                         $       35,423        $            -
  Notes payable and accrued interest converted to stock           $            -        $    1,361,138
                                                                  ===============       ===============


The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Prism Software Corporation (the "Company") is a Delaware Corporation incorporated in 1992. The Company develops and markets print stream translation and document management solutions that enable documents generated on PCs or mainframes to be electronically distributed or printed to other locations or printers. The Company's Print Manager products lower the printing cost per page by printing documents at higher speeds and higher volumes on Xerox production printers. The Company's PRINTEXEC products help desktop users accommodate the growth in information processing by allowing legacy (host) data to be printed on LAN/WAN-attached printers or formatted for distribution to the Internet. The Company's customer base covers participants in a broad range of industries worldwide.

Concentrations of risk
----------------------

In 1999 and 1998 the three largest customers accounted for 21% and 19%, respectively, of sales. At December 31, 1999 and 1998, the three largest accounts receivable totaled 81% and 60%, respectively.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories
-----------

Inventories are reported at the lower of cost (determined on the first-in-first-out method) or market and consist principally of finished goods.

Equipment
---------

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Software Development Costs
--------------------------

Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Because the Company believes the establishment of technological feasibility occurs concurrently with the completion of software development, no costs have been capitalized as of December 31, 1999.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue recognition
-------------------

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

Income taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Stock-based compensation
------------------------

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has adopted the provisions of pro forma disclosure requirements of SFAS 123. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Basic and diluted net loss per share
------------------------------------

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments
-----------------------------------

The fair value of financial instruments, consisting principally of notes payable, are based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

Research and development costs
------------------------------

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs."

Segment reporting
-----------------

The Company has only one operating segment.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 2 - NOTES PAYABLE
----------------------

                                                                                       DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1999                          1998
                                                                      ---------------              ---------------
Unsecured notes payable, bearing interest at 10%
  per annum, principal and interest past due.                         $       38,700               $       38,700

Unsecured notes payable, bearing interest at 10%
  per annum, principal and interest payments of
  $1,009 due monthly through March 1999.                                           -                        2,977

Unsecured notes payable to shareholders, bearing
  interest at 7% to 10% per annum, principal and
  interest past due.                                                         203,195                      203,195

Unsecured notes payable to shareholders,
  bearing interest at 8% per annum, principal and
  interest convertible at lenders' option into shares
  of common stock at the rate of $0.10, principal
  and interest due December 1999, principal and
  interest past due.                                                         100,000                      100,000

Unsecured notes payable to shareholders,
  bearing interest at 10% per annum, interest due
  quarterly, principal and interest convertible at
  lenders' option into shares of common stock at
  an initial rate of $0.05 (adjusted to $0.01 on all
  defaulted payments), principal and unpaid
  accrued interest due at various dates from May
  to October 1999, principal and interest past due.                          501,767                      501,767

Unsecured notes payable to shareholders,
  bearing interest at 10% per annum, interest due
  quarterly, principal and interest convertible at
  lenders' option into shares of common stock at
  the rate of $0.05, principal and unpaid accrued
  interest due at various dates from October to
  December 1999, principal and interest past due.                            206,000                      206,000

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 2 - NOTES PAYABLE (continued)
----------------------------------

                                                                                       DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1999                          1998
                                                                      ---------------              ---------------

Unsecured notes payable to shareholders,
  bearing interest at 10% per annum, interest due
  quarterly, principal and interest convertible at
  lenders' option into shares of common stock at
  the rate of $0.05, principal and unpaid accrued
  interest due at various dates from January to
  March 2000.                                                                108,000                            -

Unsecured notes payable to shareholders,
  bearing interest at 8% per annum, interest due at
  maturity, principal and interest convertible at
  lenders' option upon maturity into shares of
  common stock at the rate of $0.05, principal and
  interest due at various dates from March to
  December 2000.                                                             802,000                            -

Other                                                                         32,791                            -
                                                                      ---------------              ---------------

                                                                           1,992,453                    1,052,639
Less current portion of notes payable                                     (1,968,794)                  (1,052,639)
                                                                      ---------------              ---------------
Long-term debt                                                        $       23,659               $            -
                                                                      ===============              ===============

Long-term debt at December 31, 1999 matures as follows:
  2001                                                                $       11,335
  2002                                                                        12,324
                                                                      ---------------
                                                                      $       23,659
                                                                      ===============


From January 1 to March 14, 2000, the Company issued unsecured convertible promissory notes in the aggregate of $328,000 to existing shareholders. These notes are due at various dates from January to March 2001, but otherwise have the same terms as the $802,000 of 8% notes issued during 1999.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 3 - ACCRUED EXPENSES
-------------------------

                                                   DECEMBER 31,
                                       -----------------------------------------
                                            1999                       1998
                                       ---------------           ---------------

Wages and benefits                     $      145,176            $      150,863
Interest to shareholders                      285,175                   148,790
Sales commissions                              48,590                    42,366
Other                                         126,312                   104,122
                                       ---------------           ---------------
                                       $      605,253            $      446,141
                                       ===============           ===============


NOTE 4 - PREFERRED STOCK
------------------------

The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A), and 27,777 shares have been designated as $9.00 Series B 8% cumulative convertible preferred stock (Series B).

Series A
--------

The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 99,000 shares of Series A outstanding at December 31, 1999 are currently convertible at the election of the holders into 9,900,000 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one noncumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 4 - PREFERRED STOCK (continued)
------------------------------------

Series B
--------

The holders of Series B are entitled to receive, when and as declared by the Board, cumulative annual dividends of $0.72 per share commencing upon issuance and payable quarterly. Series B has a liquidation preference of $9.00 per share plus any accrued but unpaid dividends.

Series B is redeemable at the Company's election upon 30 days' notice at a price per share of $10.00 plus accrued but unpaid dividends thereon. The 27,777 shares of Series B outstanding at December 31, 1999 are currently convertible at the election of the holders into 4,999,860 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series B based on the current market price of the Company's common stock. The holders of Series B are entitled to cast one noncumulative vote per share of Series B in all matters presented to the shareholders, and the majority of holders of Series B, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series B redemption as the likelihood of the Company electing to repurchase is remote.


NOTE 5 - CAPITAL TRANSACTIONS
-----------------------------

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 6 - STOCK OPTIONS AND WARRANTS
-----------------------------------

Financing Options
-----------------

In 1994, the Company issued options to acquire up to 325,093 shares of the Company's common stock to certain lenders in connection with loans made to the Company. At December 31, 1999, such options to purchase 197,093 shares of the Company's common stock were outstanding and exercisable at a price of $2.00 per share. These options expire January 19, 2004.

1993 Stock Option Plan
----------------------

The Company's 1993 Stock Option Plan provides for the issuance of options to acquire up to 630,000 shares of the Company's common stock to employees, directors, officers, agents and advisors of the Company. At December 31, 1999, options to purchase 494,600 shares of the Company's common stock at prices between $0.03 and $2.25 per share were outstanding under the plan, of which options to purchase 356,225 shares were exercisable. Options issued under this plan are generally granted at an estimated market value, vest at varying rates and expire within ten years from the date of grant or, in many cases, up to 90 days after termination of employment.

1996 Stock Option Plan
----------------------

The Company's 1996 Stock option plan provides for the issuance of options to acquire up to 600,000 shares of the Company's common stock to employees, directors, officers, agents and advisors of the Company. At December 31, 1999, options to purchase 400,000 shares of the Company's common stock at were outstanding and exercisable under the plan at an exercise price of $0.03 per share. The options were granted at an estimated market value, and expire within three years from the date of grant or in many cases, up to 90 days after termination of employment.

Other Management Options
------------------------

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

Warrants
--------

Certain warrants were issued to various lenders and shareholders from 1994 to 1996. At December 31, 1999, 1,740,500 shares can be purchased at exercise prices ranging from $0.04 to $0.55 per share. No expense was charged in connection with the issuance of these warrants due to the exercise price being greater than the market price at the time of issuance.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)
-----------------------------------------------

All outstanding options and warrants at December 31, 1999 are summarized as follows:

            TYPE OF OPTION                       NUMBER               EXERCISE              AGGREGATE
              OR WARRANT                       OF SHARES               PRICE             EXERCISE PRICE
---------------------------------------    -------------------    -----------------    --------------------
Financing-related options                             197,093          $      2.00             $   394,186
1993 stock option plan                                494,600          $0.03-$2.25                 379,050
1996 stock option plan                                400,000          $      0.03                  12,000
Other management options                            9,852,230          $         -                       -
Warrants                                            1,740,500          $0.04-$0.55                 636,920
                                           -------------------                         --------------------

                                                   12,684,423                                  $ 1,422,156
                                           ===================                         ====================


Stock option and warrant activity for the years ended December 31, 1999 and 1998 were as follows:

                                    FINANCING            1993               1996              OTHER
                                     OPTIONS             PLAN               PLAN             OPTIONS            WARRANTS
                                 -----------------  ----------------   ----------------  -----------------   ----------------
December 31, 1997                         325,093           492,600                  -          3,044,410          2,094,500
Granted                                         -                 -            600,000          2,343,769                  -
Expired                                  (128,000)                -                  -                  -           (354,000)
Exercised                                       -                 -                  -         (1,000,000)                 -
                                 -----------------  ----------------   ----------------  -----------------   ----------------
December 31, 1998                         197,093           492,600            600,000          4,388,179          1,740,500
Granted                                         -            80,000                  -          5,464,051                  -
Expired                                         -           (78,000)          (200,000)                 -
Exercised                                       -                 -                  -                  -                  -
                                 -----------------  ----------------   ----------------  -----------------   ----------------
December 31, 1999                         197,093           494,600            400,000          9,852,230          1,740,500
                                 =================  ================   ================  =================   ================

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)
-----------------------------------------------

The following information applies to employee options outstanding at December 31, 1999:

                                                 Average         Weighted                            Weighted
                                                remaining         average                             average
                               Number          contractual       exercise            Number          exercise
                            Outstanding       life ( years)        price          Exercisable          price
                          -----------------  ---------------- ----------------  ----------------- ----------------
1993 Plan                          494,600                 3           $ 0.77            356,225           $ 1.06
1996 Plan                          400,000                 1           $ 0.03            400,000           $ 0.03
President's options              9,852,230                 5           $    -          9,852,230           $    -
                          -----------------                                     -----------------
                                10,746,830                                            10,608,455
                          =================                                     =================



Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                    1999               1998
                                               ---------------   ---------------
Net loss
   As reported                                 $   (1,329,803)   $     (764,894)
   Pro forma                                   $   (1,606,803)   $     (910,349)

Basic and diluted loss per share
   As reported                                 $        (0.02)   $        (0.02)
   Pro forma                                   $        (0.02)   $        (0.02)

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)
-----------------------------------------------

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $110,000 in 1999 and $58,000 in 1998 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998:

      Expected life (years)          4 years
      Risk-free interest rate        6.50%
      Volatility                     200%

The weighted fair value of options granted during the years ended December 31, 1999 and 1998 for which the exercise price approximated the market price on the grant date was $0.05.


NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

                                                                                1999                     1998
                                                                           ---------------        ---------------
NUMERATOR
   Loss before extraordinary item                                          $   (1,329,803)        $     (949,021)
   Preferred dividends                                                            (69,500)               (69,500)
   Extraordinary item                                                                   -                184,127
                                                                           ---------------        ---------------
   Net loss                                                                $   (1,399,303)        $     (834,394)
                                                                           ===============        ===============

DENOMINATOR
   Basic and diluted weighted average number of
   common shares outstanding during the period                                 60,123,272             41,968,094
                                                                           ---------------        ---------------

Basic and diluted net loss per share
   Loss before extraordinary item                                          $        (0.02)        $        (0.02)
   Extraordinary item                                                                   -                      -
                                                                           ---------------        ---------------
   Net loss per common share                                               $        (0.02)        $        (0.02)
                                                                           ===============        ===============

   Incremental common shares (not included in denominator
   of diluted earnings per share calculation due to their
   antidilutive nature) attributable to exercise of:
     Outstanding options and warrants                                          12,684,423              7,418,372
     Convertible debt and other liabilities                                    82,744,126             17,808,574
     Preferred stock                                                           14,899,860             14,899,860

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 8 - INCOME TAXES
---------------------

A reconciliation between the actual income tax benefit and the statutory rate follows:

                                                          1999                              1998
                                                 -----------------------           -----------------------
                                                   AMOUNT            %               AMOUNT            %
                                                 -----------------------           -----------------------
Computed income tax
  benefit at statutory rate                         $ 452,000       34%               $ 323,000       42%
Extraordinary item                                          -         -                 (63,000)      -8%
Operating loss with no
  current tax benefit                                (452,000)     -34%                (260,000)     -34%
                                                 -----------------------           -----------------------

Income tax benefit                               $          -                      $          -
                                                 =======================           =======================


At December 31, 1999, the Company had a net operating loss carryforward for federal tax purposes of approximately $8,746,000 which, if unused to offset future taxable income, will expire between 2004 and 2019, and approximately $3,098,000 for California purposes which will expire, if unused, between 2000 and 2004. The Company's net operating losses expire as follows:

                                        Federal              California
                                        -------              ----------


          2000                                 -              844,531
          2001                                 -              680,112
          2002                                 -              569,620
          2003                                 -              339,017
          2004                            34,398              664,901
          2005                            58,611                    -
          2006                           144,681                    -
          2007                           152,491                    -
          2008                         1,357,053                    -
          2009                           799,619                    -
          2010                         1,689,061                    -
          2011                         1,361,024                    -
          2012                         1,140,040                    -
          2018                           678,834                    -
          2019                         1,329,803                    -

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 8 - INCOME TAXES (continued)
---------------------------------

A valuation allowance has been recognized for 1999 and 1998 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1999, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

Significant components of the Company's deferred tax assets are as follows:

                                                         DECEMBER 31,
                                              ----------------------------------
                                                   1999                1998
                                              ---------------    ---------------

Net operating loss carryforwards              $    3,493,700     $    2,966,400

Valuation allowance                               (3,493,700)        (2,966,400)
                                              ---------------    ---------------

Net deferred tax assets                       $            -     $            -
                                              ===============    ===============


The valuation account increased by $527,300 in 1999 and $272,000 in 1998.


NOTE 9 - LITIGATION
-------------------

In April 1999, a former officer of the Company filed a demand for arbitration against the Company. He contends that the Company breached the terms of a 1995 settlement agreement by failing to make payments under a promissory note for $64,000 and interfering with his ability to sell his shares in the Company. The former officer seeks payment of the $64,000 note and damages due to his inability to sell his Company stock. The Company believes the charges are without merit and intends to vigorously defend against his claims and has filed a counter-demand. The former officer has denied the allegations of the counter-demand. An unfavorable outcome of this matter would not have a material effect on the Company. The $64,000 is included in notes payable in the accompanying financial statements.


NOTE 10 - GOING CONCERN
-----------------------

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 11 - COMMITMENTS
---------------------

Leases
------

The office lease expires March 31, 2004 and provides for a basic rent of $7,613 per month. Rent expense was $90,345 and $85,695 in 1999 and 1998, respectively.

The Company is subject to minimum annual lease payments as follows:

          2000                     $ 91,356
          2001                       94,389
          2002                       95,400
          2003                       98,433
          2004                       24,861


NOTE 12 - EXTRAORDINARY ITEM
----------------------------

During 1998, the Company recognized an extraordinary gain of $184,127 on the settlement of trade payables whereby certain vendors accepted cash payments of $46,000 for extinguishment of accounts payable balances totaling $230,127.


NOTE 13 - PREFERRED DIVIDENDS
-----------------------------

At December 31, 1999, the amounts of dividends in arrears on the Series A 10% and the Series B 8% cumulative preferred stock were $373,000 ($3.77 per share) and $129,996 ($4.68 per share), respectively.

At December 31, 1998, the amounts of dividends in arrears on the Series A 10% and the Series B 8% cumulative preferred stock were $323,500 ($3.27 per share) and $109,997 ($3.96 per share), respectively.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 14 - UNAUDITED QUARTERLY INFORMATION
-----------------------------------------

                                                 SEPT. 30, 1999         JUNE 30, 1999         MARCH 31, 1999
                                                ---------------        ---------------        ---------------
ASSETS
Current assets:
   Cash                                         $       16,494         $       47,812         $       18,383
   Accounts receivable, net                              8,627                 36,837                 59,859
   Inventory                                             7,653                  5,847                  4,247
   Other                                                14,964                  3,857                  8,151
                                                ---------------        ---------------        ---------------

        Total current assets                            47,738                 94,353                 90,640

Equipment and furniture, net                            68,570                 17,918                 22,771
Other                                                    8,592                  9,258                  3,000
                                                ---------------        ---------------        ---------------

                                                $      124,900         $      121,529         $      116,411
                                                ===============        ===============        ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt            $    1,640,314         $    1,422,661         $    1,197,661
   Accounts payable                                    266,050                231,641                218,213
   Deferred revenue                                    150,324                176,386                148,455
   Accrued expenses                                    563,845                514,535                510,459
                                                ---------------        ---------------        ---------------

        Total current liabilities                    2,620,533              2,345,223              2,074,788

Long-term liabilities:
   Deferred revenue                                     14,583                 17,167                 17,292
   Notes payable                                        26,130                      -                      -
                                                ---------------        ---------------        ---------------

        Total long-term liabilities                     40,713                 17,167                 17,292

Stockholders' deficit:
   Preferred stock - Series A                              990                    990                    990
   Preferred stock - Series B                              278                    278                    278
   Common stock                                        601,233                601,233                601,233
   Additional paid-in capital                        6,234,656              6,211,282              6,116,151
   Accumulated deficit                              (9,373,503)            (9,054,644)            (8,694,321)
                                                ---------------        ---------------        ---------------

        Total stockholders' deficit                 (2,536,346)            (2,240,861)            (1,975,669)
                                                ---------------        ---------------        ---------------

                                                $      124,900         $      121,529         $      116,411
                                                ===============        ===============        ===============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 14 - UNAUDITED QUARTERLY INFORMATION (continued)
-----------------------------------------------------

                                                               THREE MONTHS ENDED
                                          -----------------------------------------------------------
                                           SEPT. 30, 1999        JUNE 30, 1999         MARCH 31, 1999
                                          ---------------       ---------------       ---------------
Revenue                                   $      162,564        $      175,165        $      157,063

Cost of sales                                      3,739                 9,608                23,463
                                          ---------------       ---------------       ---------------

Gross profit                                     158,825               165,557               133,600
                                          ---------------       ---------------       ---------------

Expenses:
  Operating expenses                             437,449               496,177               466,146
  Interest expense                                40,235                29,703                27,621
                                          ---------------       ---------------       ---------------

Total expenses                                   477,684               525,880               493,767
                                          ---------------       ---------------       ---------------

Net loss                                  $     (318,859)       $     (360,323)       $     (360,167)
                                          ===============       ===============       ===============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 14 - UNAUDITED QUARTERLY INFORMATION (continued)
-----------------------------------------------------

                                                        SEPT. 30, 1998        JUNE 30, 1998        MARCH 31, 1998
                                                       ---------------       ---------------       ---------------
ASSETS
Current assets:
  Cash                                                 $       22,633        $       29,516        $       83,356
  Accounts receivable, net                                     35,652                69,943                95,514
  Inventory                                                     7,579                 7,800                 8,484
  Other                                                         8,846                12,317                13,016
                                                       ---------------       ---------------       ---------------

        Total current assets                                   74,710               119,576               200,370

Equipment and furniture, net                                   79,159                85,023                93,283
Other                                                           5,800                 6,200                 6,600
                                                       ---------------       ---------------       ---------------

                                                       $      159,669        $      210,799        $      300,253
                                                       ===============       ===============       ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                    $      535,776        $      408,992        $      261,060
  Accounts payable                                            406,869               410,784               453,398
  Deferred revenue                                            163,315               168,258               152,903
  Accrued expenses                                            705,633               652,017               633,477
                                                       ---------------       ---------------       ---------------

        Total current liabilities                           1,811,593             1,640,051             1,500,838

Long-term liabilities:
  Deferred revenue                                             25,920                31,261                33,070
  Notes payable                                             1,355,750             1,355,750             1,355,750
                                                       ---------------       ---------------       ---------------

        Total long-term liabilities                         1,381,670             1,387,011             1,388,820

Stockholders' deficit:
  Preferred stock - Series A                                      990                   990                   990
  Preferred stock - Series B                                      278                   278                   278
  Common stock                                                377,583               377,583               377,583
  Additional paid-in capital                                4,879,127             4,865,406             4,856,687
  Accumulated deficit                                      (8,291,572)           (8,060,520)           (7,824,943)
                                                       ---------------       ---------------       ---------------


        Total stockholders' deficit                        (3,033,594)           (2,816,263)           (2,589,405)
                                                       ---------------       ---------------       ---------------

                                                       $      159,669        $      210,799         $     300,253
                                                       ===============       ===============        ==============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (CONTINUED)


NOTE 14 - UNAUDITED QUARTERLY INFORMATION (continued)
-----------------------------------------------------

                                                          THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                       SEPT. 30, 1998        JUNE 30, 1998         MARCH 31, 1998
                                      ---------------       ---------------       ---------------
Revenue                               $       93,587        $      118,119        $      164,873

Cost of sales                                  9,352                 3,513                 5,116
                                      ---------------       ---------------       ---------------


Gross profit                                  84,235               114,606               159,757
                                      ---------------       ---------------       ---------------

Expenses:
  Operating expenses                         276,096               320,229               396,725
  Miscellaneous income                             -                (5,750)              (15,504)
  Interest expense                            39,191                35,704                34,219
                                      ---------------       ---------------       ---------------

Total expenses                               315,287               350,183               415,440
                                      ---------------       ---------------       ---------------

Net loss                              $     (231,052)       $     (235,577)       $     (255,683)
                                      ===============       ===============       ===============


                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------


3.1 Certificate of Incorporation of Prism Software Corporation ("the Company") (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

3.3 Amendments dated February 24, 1998 and May 5, 1999 to Certificate of Incorporation (1)

4.1 Specimen common stock certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450- LA))

4.2      Form of Warrant of the Company (Incorporated by reference to Exhibit
         4.2 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA)) (1)

4.3 Certificate of Designation of $5.00, 10% Class A Cumulative Convertible Preferred Stock, as amended to date (1)

4.4 Certificate of Designation of $9.00, 8% Class B Cumulative Convertible Preferred Stock, as amended to date (1)

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

Exhibit No.                        Description
-----------                        -----------


10.6 Lease dated April 21, 1994 made between the Company and the Mort Herrmann Family Trust (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.7 Amendments dated April 15, 1999 to the lease made between the Company and the Mort Herrmann Family Trust (1)

10.8 Amended and Restated Employment Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.9 Non-Qualified Stock Option Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.10 Summary of Resolutions and Amendments through October 15, 1998 to Employment Agreement and Non-Qualified Stock Option Agreement by and between the Company and E. Ted Daniels (1)

10.11 Promissory Note dated August 9, 1991 made to the order of George E. Williams in the principal amount of $22,000 (1)

10.12 Promissory Note dated December 9, 1991 made to the order of Personal Computer Products, Inc. in the principal amount of $40,000 (1)

10.13 Promissory Note dated April 15, 1993 made to the order of James or Judith Bone in the principal amount of $63,031 (1)

10.14 Promissory Note dated February 17, 1994 made to the order of Shirley McGarvey in the principal amount of $35,000 (1)

10.15 Promissory Note dated December 31, 1994 made to the order of James Bone in the principal amount of $70,168 (1)

10.16 Promissory Note dated December 31, 1994 made to the order of Allard Villere in the principal amount of $15,996 (1)

10.17 Convertible Promissory Note dated July 29, 1995 made to the order of Northstar Capital Partners, LP ("Northstar") in the principal amount of $40,000 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

Exhibit No.                        Description
-----------                        -----------


10.18 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Northstar in the principal amount of $40,000 (dated July 29, 1995) (1)

10.19 Convertible Promissory Note dated July 29, 1995 made to the order of Peachtree Capital Partners, LP ("Peachtree") in the principal amount of $60,000 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 of the Company (SEC File No. 333-5450-LA))

10.20 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Peachtree in the principal amount of $60,000 (dated July 29, 1995) (1)

10.21 Convertible Promissory Note dated December 31, 1997 made to the order of Capital Investment Partners in the principal amount of $48,000 (1)

10.22 Convertible Promissory Note dated December 31, 1997 made to the order of Northstar in the principal amount of $50,000 (1)

10.23 Convertible Promissory Note dated December 31, 1997 made to the order of Third Century II in the principal amount of $39,500 (1)

10.24 Form of Convertible Promissory Notes dated June 12 to October 14, 1998 in the aggregate principal amount of $233,000 (1)

10.25 Form of Convertible Promissory Notes dated May 1 to September 1, 1998 in the aggregate principal amount of $120,000 (1)

10.26 Form of Convertible Promissory Notes dated October 30, 1998 to March 12, 1999 in the aggregate principal amount of $314,000 (1)

10.27 Form of Convertible Promissory Notes dated March 31, 1999 to March 14, 2000 in the aggregate principal amount of $1,125,000 (1)

10.28 Convertible Promissory Note dated April 8, 1999 made to the order of Northstar in the principal amount of $5,000 (1)

10.29 Original Equipment Manufacturer ("OEM") Agreement dated May 13, 1997 by and between the Company and Artifex Software, Inc., as amended to date
         (1)


____________________

(1) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION


Dated: March 22, 2000             By:  /s/ E. Ted Daniels
                                      -------------------
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director (Principal
                                      Executive Officer and Principal Financial
                                      and Principal Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                               Title                                   Date
      ----                               -----                                   ----
/s/ E. Ted Daniels               President, Chief Executive Officer,         March 22, 2000
------------------               Chief Financial Officer and Director
E. Ted Daniels                   (Principal Executive Officer and
                                 Principal Financial and Principal
                                 Accounting Officer)

/s/ Allard C. Villere            Director                                    March 22, 2000
---------------------
Allard C. Villere