Form 10QSB
period 2000-03-31
PRISM SOFTWARE CORP
filed 2000-05-22
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              95-2621719
     --------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)               Identification No.)


                  23696 Birtcher; Lake Forest, California 92630
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock               Outstanding at April 30, 2000
-----------------------------------               -----------------------------

Common Stock, par value $.01 per share                    60,123,272

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           PRISM SOFTWARE CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2000


ASSETS
Current assets:
  Cash                                                            $     72,075
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,518                                         20,889
  Inventories                                                            4,826
  Other                                                                 10,280
                                                                  -------------

     Total current assets                                              108,070

  Equipment, net of accumulated depreciation of $209,253                57,636
  Other                                                                  7,258
                                                                  -------------
                                                                  $    172,964
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                               $  2,377,211
  Accounts payable                                                     176,175
  Accrued expenses                                                     643,014
  Deferred revenue                                                     135,830
                                                                  -------------
     Total current liabilities                                       3,332,230
                                                                  -------------

Long term liabilities:
  Deferred revenue                                                      10,113
  Notes payable                                                         20,855
                                                                  -------------
     Total long term liabilities                                        30,968
                                                                  -------------

Stockholders' deficit:
  Preferred stock - 5,000,000 shares authorized, $.01
    par value
    Series A - 100,000 shares issued, 99,000 shares outstanding            990
    Series B - 27,777 shares issued and outstanding                        278
  Common stock - 200,000,000 shares authorized, $.01 par
    value; 60,123,272 shares issued and outstanding                    601,233
  Additional paid-in capital                                         6,267,935
  Accumulated deficit                                              (10,060,670)
                                                                  -------------

     Total stockholders' deficit                                    (3,190,234)
                                                                  -------------
                                                                  $    172,964
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------   -------------

Revenue                                           $     83,136    $    157,063

Cost of sales                                            6,965          23,463
                                                  -------------   -------------

     Gross profit                                       76,171         133,600

Operating expenses:

  Selling, general and administrative                  382,282         447,346
  Research and development                              39,788          18,800
                                                  -------------   -------------
Total operating expenses                               422,070         466,146
                                                  -------------   -------------

     Loss from operations                             (345,899)       (332,546)

Interest expense                                        50,814          27,621
                                                  -------------   -------------

Net loss                                          $   (396,713)   $   (360,167)
                                                  =============   =============


Basic and diluted net loss per common share       $      (0.01)   $      (0.01)
                                                  =============   =============

     Basic and diluted weighted average number
       of common shares outstanding                 60,123,272      60,123,272
                                                  =============   =============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (396,713)   $  (360,167)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                           7,836         12,432
    Issuance of stock options                              7,700         60,818
    (Increase) decrease in assets:
      Accounts receivable                                 25,299         82,935
      Inventories                                          2,965         (1,093)
      Other assets                                        (2,068)         2,902
    Increase (decrease) in liabilities:
      Accounts payable                                   (29,132)        22,262
      Accrued expenses                                    37,761         64,318
      Deferred revenue                                    (2,929)       (17,542)
                                                     ------------   ------------

        Net cash used by operating activities           (349,281)      (133,135)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                (2,386)          (995)
                                                     ------------   ------------

        Net cash used by investing activities             (2,386)          (995)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                408,000        148,000
  Payments on notes payable                               (2,387)        (2,978)
                                                     ------------   ------------

        Net cash provided by financing activities        405,613        145,022
                                                     ------------   ------------

Net increase in cash                                      53,946         10,892

Cash, beginning of period                                 18,129          7,491
                                                     ------------   ------------

Cash, end of period                                  $    72,075    $    18,383
                                                     ============   ============

Cash paid for interest                               $     1,642    $        50
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN
----------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Prism Software Corporation (the "Company") has formulated its business plans and strategies based on certain assumptions made by the Company's management regarding the size of the market for the Company's products and services, the Company's anticipated share of the market and the estimated prices for and acceptance of the Company's products and services. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

         The Company's operating results may vary significantly due to a variety of factors including changing customers profiles, the availability and cost of supplies and equipment, the introduction of new products or services by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand and other factors.


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999)

         For the quarter ended March 31, 2000, the Company reported a loss of approximately $397,000, or $0.01 per share. This compares with a loss of approximately $360,000, or $0.01 per share, for the quarter ended March 31, 1999. The increase in the loss was due primarily to the following:

         o Revenue decrease approximately $74,000 due primarily to a decrease of about $68,000 in product sales and a decrease of approximately $6,000 in service revenue.

         o The cost of sales decreased approximately $17,000 as a result of the decrease in product sales.

         o Total operating expenses decreased approximately $44,000 due primarily to a lower book expense accrued on the granting of options to the Company's President and Chief Executive Officer.

         o Interest expense increased approximately $23,000 due to an increase in the Company's outstanding indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2000, the Company had cash and cash equivalents of approximately $72,000. The principal source of liquidity in the three months ended March 31, 2000 was additional borrowings. Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow from operations plus the anticipated proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From January to March 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $408,000 to three investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to March 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Third Century II ($20,000), Carl von Bibra ($77,000 in the aggregate) and Conrad von Bibra ($311,000 in the aggregate). Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of April 30, 2000, the Company was in default on various convertible promissory notes totaling approximately $1.3 million. As provided by the terms of these notes, the Company is in the process of converting the defaulted payments into approximately 72 million shares of Common Stock. Not all of the note holders have formally notified the Company in writing of their intent to convert.

         As of April 30, 2000, the Company was also in default on certain other promissory notes totaling approximately $283,000.

         The defaults are primarily attributable to the former and current financial instability of the Company, which has rendered the Company unable to make the payments and other expenditures necessary in order to comply with all of the provisions of the notes. As a result of these defaults, each holder of such defaulted debt obligations has the right to demand payment in full of such obligations.

         While no such holder has made any presentment or demand for payment as of the date of this Form 10-QSB, there can be no assurance that any such holder will not make a presentment or demand for payment in the future or otherwise exercise any rights or remedies it may have with respect to such obligations. If any or all of such holders were to make any such presentment or demand or otherwise exercise any rights or remedies available to them under their respective debt obligations and/or related agreements with the Company, such action would have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.  Financial Data Schedule

         (b)   Reports on Form 8-K

               Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2000

                                         Prism Software Corporation

                                         By:  /S/ E. Ted Daniels
                                            ---------------------------------
                                         E. Ted Daniels, President,
                                         Chief Executive Officer,
                                         Chief Financial Officer and Director
                                         (Principal Executive Officer and
                                         Principal Financial and Principal
                                         Accounting Officer)