Form 10QSB
period 2000-06-30
PRISM SOFTWARE CORP
filed 2000-08-21
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           95-2621719
--------------------------------------                  ------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                  23696 Birtcher; Lake Forest, California 92630
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Title of Each Class of Common Stock                 Outstanding at July 31, 2000
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share                        133,638,854

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of June 30, 2000 (Unaudited)                4

                  Statements of Operations for the Three and Six Months
                    Ended June 30, 2000 and 1999 (Unaudited)                   5

                  Statements of Cash Flows for the Six Months
                    Ended June 30, 2000 and 1999 (Unaudited)                   6

                  Notes to Financial Statements                                7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Changes in Securities and Use of Proceeds                   10

         Item 3.  Defaults upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         12

         Item 5.  Other Information                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12

                  PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2000

ASSETS
Current assets:
  Cash                                                            $     45,500
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,518                                                 141,907
  Inventories                                                           20,126
  Other                                                                 12,344
                                                                  -------------

    Total current assets                                               219,877

  Equipment, net of accumulated depreciation of $217,837                61,415
  Other                                                                  6,925
                                                                  -------------
                                                                  $    288,217
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                               $  1,732,068
  Accounts payable                                                     182,197
  Accrued expenses                                                     523,153
  Deferred revenue                                                     173,235
                                                                  -------------
    Total current liabilities                                        2,610,653
                                                                  -------------

Long-term liabilities:
  Deferred revenue                                                      13,240
  Notes payable                                                         18,297
                                                                  -------------
    Total long term liabilities                                         31,537
                                                                  -------------

Stockholders' deficit:
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 99,000 shares outstanding            990
    Series B - 27,777 shares issued and outstanding                        278
  Common stock - 200,000,000 shares authorized, $.01 par
    value; 131,238,854 shares issued and outstanding                 1,312,389
  Additional paid-in capital                                         7,198,679
  Unamortized stock options                                            (22,100)
  Accumulated deficit                                              (10,844,209)
                                                                  -------------

    Total stockholders' deficit                                     (2,353,973)
                                                                  -------------
                                                                  $    288,217
                                                                  =============


   The accompanying notes are an integral part of these financial statements.


                                                 PRISM SOFTWARE CORPORATION
                                                  STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                           --------------------------------      --------------------------------
                                               2000                1999              2000                1999
                                           -------------      -------------      -------------      -------------
Revenue                                    $    163,367       $    175,165       $    246,503       $    332,227

Cost of sales                                    40,262              9,608             47,227             33,071
                                           -------------      -------------      -------------      -------------

     Gross profit                               123,105            165,557            199,276            299,156

Operating expenses:
  Selling, general and administrative           444,952            455,917            827,234            903,262
  Research and development                       34,162             40,260             73,950             59,060
                                           -------------      -------------      -------------      -------------
Total operating expenses                        479,114            496,177            901,184            962,322
                                           -------------      -------------      -------------      -------------

  Loss from operations                         (356,009)          (330,620)          (701,908)          (663,166)

Interest expense                                 50,068             29,703            100,882             57,324
Embedded interest expense                       377,462                  -            377,462                  -
                                           -------------      -------------      -------------      -------------

Net loss                                   $   (783,539)      $   (360,323)      $ (1,180,252)      $   (720,490)
                                           =============      =============      =============      =============


Basic and diluted
  net loss per common share                $      (0.01)      $      (0.01)      $      (0.02)      $      (0.01)
                                           =============      =============      =============      =============

Basic and diluted
  weighted average number
  of common shares outstanding               84,335,725         60,123,272         72,229,499         60,123,272
                                           =============      =============      =============      =============


                         The accompanying notes are an integral part of these financial statements.

                                                           5

                                     PRISM SOFTWARE CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                             ------------------------------
                                                                 2000               1999
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,180,252)      $  (720,490)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                                  17,534            23,109
    Issuance of stock options                                     81,932           155,949
    Amortization of interest embedded in
      convertible notes payable                                  377,462                 -
    (Increase) decrease in assets:
      Accounts receivable                                        (95,719)          105,957
      Inventories                                                (12,335)           (2,693)
      Other assets                                                (4,132)              271
    Increase (decrease) in liabilities:
      Accounts payable                                           (23,110)           35,690
      Accrued expenses                                            75,067            68,394
      Deferred revenue                                            37,603            10,264
                                                             ------------      ------------

        Net cash used by operating activities                   (725,950)         (323,549)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                       (15,531)           (6,152)
                                                             ------------      ------------

        Net cash used by investing activities                    (15,531)           (6,152)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                        758,000           373,000
  Payments on notes payable                                       (4,317)           (2,978)
  Proceeds from issuance of common stock                          15,169                 -
                                                             ------------      ------------

        Net cash provided by financing activities                768,852           370,022
                                                             ------------      ------------

Net increase in cash                                              27,371            40,321

Cash, beginning of period                                         18,129             7,491
                                                             ------------      ------------

Cash, end of period                                          $    45,500       $    47,812
                                                             ============      ============

Cash paid for interest                                       $     3,244       $        50
                                                             ============      ============

Supplemental disclosure of non-cash investing and
  financing activities:
  Notes payable and accrued interest converted to stock      $ 1,152,938       $         -
                                                             ============      ============


             The accompanying notes are an integral part of these financial statements.

                                                 6

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and cash flows for the presented interim periods ended June 30, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Prism Software Corporation (the "Company") has formulated its business plans and strategies based on certain assumptions made by the Company's management regarding the size of the market for the Company's products and services, the Company's anticipated share of the market and the estimated prices for and acceptance of the Company's products and services. These plans and strategies are based on the best estimates of management and are subject to the assumptions stated therein, so there can be no assurance that these assessments will prove to be correct. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including cost of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999)

         For the quarter ended June 30, 2000, the Company reported a loss of approximately $784,000, or $0.01 per share. This compares with a loss of approximately $360,000, or $0.01 per share, for the quarter ended June 30, 1999. The increase in the loss was due primarily to the following:

         o Revenue decreased approximately $12,000 due primarily to a decrease of about $10,000 in product sales.

         o The cost of sales increased approximately $30,000 to approximately $40,000. The cost of sales for the quarter ended June 30, 2000 was related almost entirely to the software and hardware required to support one particular sale.

         o Total operating expenses decreased approximately $17,000 due primarily to a lower book expense being accrued on the granting of options to employees, including the President and Chief Executive Officer.

         o Interest expense increased approximately $20,000 due to an increase in the Company's average outstanding indebtedness.

         o An expense of approximately $377,000 was booked for the amortization of interest embedded in convertible notes payable as of June 30, 2000. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999)

         For the six months ended June 30, 2000, the Company reported a loss of approximately $1,180,000, or $0.02 per share. This compares with a loss of approximately $720,000, or $0.01 per share, for the six months ended June 30, 1999. The increase in the loss was due primarily to the following:

         o Revenue decreased approximately $86,000 due primarily to a decrease of about $78,000 in product sales. Most of the decrease in revenue occurred in the three months ended March 31, 2000 and 1999.

         o The cost of sales increased approximately $14,000, even though revenue decreased. This increase was due almost entirely to the purchase of third-party software required to support one particular sale in the quarter ended June 30, 2000 (in addition to the customer's hardware requirements).

         o Total operating expenses decreased approximately $61,000 due primarily to a lower book expense being accrued on the granting of options to employees, including the President and Chief Executive Officer.

         o Interest expense increased approximately $43,000 due to an increase in the Company's average outstanding indebtedness.

         o An expense of approximately $377,000 was booked for the amortization of interest embedded in convertible notes payable as of June 30, 2000. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2000, the Company had cash and cash equivalents of approximately $45,000. The principal source of liquidity in the six months ended June 30, 2000 was additional borrowings in the amount of $758,000. This debt is convertible into Common Stock at $0.05 per share, a conversion rate below the market price of the Common Stock at the time the loans were made. The discount on each note will be amortized over one year, which is the holding period until each note can first be converted. The aggregate unamortized discount on these notes was $1,372,300. As of June 30, 2000, the Company recorded $377,462 as additional paid-in capital for the discount related to the amortization of embedded interest in the convertible debentures. The interest expense is included in the caption "Embedded interest expense" in the accompanying June 30, 2000 statement of operations.

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

         An arbitrator had been selected and a hearing had been scheduled with the American Arbitration Association for June 2000. That hearing has since been postponed and a new arbitrator is being selected. No new date for the hearing has been set. The Company believes that Mr. Wilkes' allegations concerning interference with his ability to sell his stock in the Company are without merit, and intends to vigorously defend those claims. The Company has not paid Mr. Wilkes the payments described in the $64,000 Promissory Note, and contends that any amounts owing under that Note must be offset by damages caused by Mr. Wilkes' breach of the Settlement Agreement. The liability for the $64,000 Promissory Note is already accrued in the Company's financial statements. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.

         Other than with respect to the foregoing matter, the Company does not believe that it is or has been involved in any litigation or proceeding that will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2000, the Company sold 250,000 shares of Common Stock for $25,000, or $0.10 per share, and issued a warrant to purchase an additional 250,000 shares of Common Stock at an exercise price of $0.12 per share to an individual investor. In connection with this transaction, the Company paid a finder's fee of $3,000 and will issue a warrant to the finder to purchase an additional 25,000 shares of Common Stock at an exercise price of $0.l25.

         In the quarter ended June 30, 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $350,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from April to June 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Carl von Bibra ($30,000 in the aggregate) and Conrad von Bibra ($320,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

         In May 2000, approximately $1,153,000 of debt was converted into 70,865,582 shares of Common Stock. The shares were issued to Capital Investment Partners (approximately $109,000 converted into 10,468,075 shares), Northstar Capital Partners (approximately $138,000 converted into 13,373,436 shares), Jean Tarr (approximately $29,000 converted into 2,007,761 shares), Eric Nickerson (approximately $12,000 converted into 1,175,000 shares), Third Century II (approximately $170,000 converted into 16,091,965 shares), Carl von Bibra (approximately $115,000 converted into 6,961,500 shares) and Conrad von Bibra (approximately $580,000 converted into 20,787,845 shares). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Eric Nickerson is the managing partner of Third Century II. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate (other than as a principal stockholder) of the Company. Neither James Martin nor the von Bibra family is an affiliate (other than as a principal stockholder) of the Company. No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of August 14, 2000, the Company was in default on certain notes payable totaling approximately $705,000. Approximately $415,000 of these notes are convertible into approximately 6.8 million shares of Common Stock. Of the past due convertible notes, the Company believes that approximately $265,000 will be converted within 60 days and the holders of the remaining $150,000 will agree to extend the due dates, but no agreements are in place as of the date of this Form 10-QSB.

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

         While no such holder has made any presentment or demand for payment as of the date of this Form 10-QSB, there can be no assurance that any such holder will not make a presentment or demand for payment in the future or otherwise exercise any rights or remedies it may have with respect to such obligations. If any or all of such holders were to make any such presentment or demand or otherwise exercise any rights or remedies available to them under their respective debt obligations and/or related agreements with the Company, such action could have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Prism Software Corporation 2000 Nonstatutory Stock Option Plan

                  10.2 Form of Stock Option Agreement pertaining to the 2000 Nonstatutory Stock Option Plan

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2000

                                             Prism Software Corporation

                                             By:  /s/ E. Ted Daniels
                                                  ------------------------------
                                             E. Ted Daniels, President, Chief
                                             Executive Officer, Chief Financial
                                             Officer and Director (Principal
                                             Executive Officer and Principal
                                             Financial and Principal Accounting
                                             Officer)