Form 10QSB
period 2000-09-30
PRISM SOFTWARE CORP
filed 2000-11-20
CIK 908235

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                             95-2621719
     -------------------------------             -------------------
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

Title of Each Class of Common Stock             Outstanding at October 31, 2000
--------------------------------------          -------------------------------

Common Stock, par value $.01 per share                   134,151,354

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of September 30, 2000 (Unaudited)     4

                  Statements of Operations for the Three and Nine
                   Months Ended September 30, 2000 and 1999 (Unaudited)  5

                  Statements of Cash Flows for the Nine Months
                   Ended September 30, 2000 and 1999 (Unaudited)         6

                  Notes to Financial Statements                          7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                     10

         Item 2.  Changes in Securities and Use of Proceeds             10

         Item 3.  Defaults upon Senior Securities                       11

         Item 4.  Submission of Matters to a Vote of
                   Security Holders                                     12

         Item 5.  Other Information                                     12

         Item 6.  Exhibits and Reports on Form 8-K                      12

                  PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

ASSETS
Current assets:
 Cash                                                             $    260,766
 Trade accounts receivable, net of allowance for doubtful
  accounts of $2,518                                                    85,389
 Inventories                                                            20,516
 Other                                                                  10,868
                                                                  -------------

     Total current assets                                              377,539

 Equipment, net of accumulated depreciation of $225,660                 56,232
 Other                                                                   6,925
                                                                  -------------
                                                                  $    440,696
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current portion of long-term debt                                $  1,847,839
 Accounts payable                                                      202,664
 Accrued expenses                                                      579,373
 Deferred revenue                                                      179,416
                                                                  -------------
     Total current liabilities                                       2,809,292
                                                                  -------------

Long-term liabilities:
 Deferred revenue                                                       10,496
 Notes payable                                                          15,391
                                                                  -------------
     Total long term liabilities                                        25,887
                                                                  -------------

Stockholders' deficit:
 Preferred stock - 5,000,000 shares authorized, $.01 par value
  Series A - 100,000 shares issued, 99,000 shares outstanding              990
  Series B - 27,777 shares issued and outstanding                          278
 Common stock - 300,000,000 shares authorized, $.01 par
  value; 134,151,354 shares issued and outstanding                   1,341,514
 Additional paid-in capital                                          7,852,666
 Unamortized stock options                                             (22,100)
 Accumulated deficit                                               (11,567,831)
                                                                  -------------

     Total stockholders' deficit                                    (2,394,483)
                                                                  -------------
                                                                  $    440,696
                                                                  =============

   The accompanying notes are an integral part of these financial statements.


                                           PRISM SOFTWARE CORPORATION
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                       --------------------------------    --------------------------------
                                            2000              1999              2000              1999
                                       --------------    --------------    --------------    --------------

Revenue                                $     190,689     $     162,564     $     437,192     $     494,792

Cost of sales                                 27,796             3,739            75,023            36,810
                                       --------------    --------------    --------------    --------------

     Gross profit                            162,893           158,825           362,169           457,982

Operating expenses:

  Selling, general and administrative        448,326           402,465         1,275,560         1,305,728
  Research and development                    29,328            34,984           103,278            94,044
                                       --------------    --------------    --------------    --------------
Total operating expenses                     477,654           437,449         1,378,838         1,399,772
                                       --------------    --------------    --------------    --------------

     Loss from operations                   (314,761)         (278,624)       (1,016,669)         (941,790)

Interest expense                              38,820            40,235           139,702            97,559
Amortization of embedded interest            370,042                 -           747,504                 -
                                       --------------    --------------    --------------    --------------

Net loss                               $    (723,623)    $    (318,859)    $  (1,903,875)    $  (1,039,349)
                                       ==============    ==============    ==============    ==============

Basic and diluted
  net loss per common share            $       (0.01)    $       (0.01)    $       (0.02)    $       (0.02)
                                       ==============    ==============    ==============    ==============
Basic and diluted
  weighted average number
  of common shares outstanding           133,542,657        60,123,272        92,816,398        60,123,272
                                       ==============    ==============    ==============    ==============


                   The accompanying notes are an integral part of these financial statements.

                                                        5

                           PRISM SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 -------------------------------
                                                      2000             1999
                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $ (1,903,875)     $ (1,039,349)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation                                        25,357            29,312
   Issuance of stock options                          142,277           179,323
   Amortization of interest embedded in
    convertible notes payable                         747,504                 -
  (Increase) decrease in assets:
    Accounts receivable                               (39,201)          134,167
    Inventories                                       (12,725)           (4,499)
    Other assets                                       (2,656)          (10,836)
   Increase (decrease) in liabilities:
    Accounts payable                                   (2,643)           70,099
    Accrued expenses                                  131,287           117,704
    Deferred revenue                                   41,040           (18,382)
                                                 -------------     -------------

    Net cash used by operating activities            (873,635)         (542,461)
                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                             (18,170)          (26,918)
                                                 -------------     -------------

    Net cash used by investing activities             (18,170)          (26,918)
                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable              873,206           582,000
 Payments on notes payable                             (6,658)           (3,618)
 Proceeds from issuance of common stock               267,894                 -
                                                 -------------     -------------

    Net cash provided by financing activities       1,134,442           578,382
                                                 -------------     -------------

Net increase in cash                                  242,637             9,003

Cash, beginning of period                              18,129             7,491
                                                 -------------     -------------

Cash, end of period                              $    260,766      $     16,494
                                                 =============     =============

Cash paid for interest                           $      4,685      $        670
                                                 =============     =============

Supplemental disclosure of non-cash investing
 and financing activities:
   Fixed assets purchased on capital leases      $          -      $     35,423
   Notes payable and accrued interest converted
    to stock                                     $  1,152,938      $          -
                                                 =============     =============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the presented interim periods ended September 30, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the interim periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999)

         For the quarter ended September 30, 2000, the Company reported a loss of approximately $724,000, or $0.01 per share. This compares with a loss of approximately $319,000, or $0.01 per share, for the quarter ended September 30, 1999. The increase in the loss was due primarily to the following:
         o Revenue increased approximately $28,000 due primarily to an increase of about $24,000 in service revenue.
         o The cost of sales increased approximately $24,000 due primarily to costs incurred for sales of a third-party line of software products that was not sold in the prior year.
         o Total operating expenses increased approximately $40,000 due primarily to a higher book expense being accrued on the granting of options to employees, including the President and Chief Executive Officer.
         o Interest expense decreased approximately $1,000. The Company's average outstanding indebtedness did increase from the same quarter in the prior year, but the effect on interest expense was offset by a decrease in the average interest rate.

         o An expense of approximately $370,000 was booked for the amortization of interest embedded in convertible notes payable as of September 30, 2000. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999)

         For the nine months ended September 30, 2000, the Company reported a loss of approximately $1,904,000, or $0.02 per share. This compares with a loss of approximately $1,039,000, or $0.02 per share, for the nine months ended September 30, 1999. The increase in the loss was due primarily to the following:
         o Revenue decreased approximately $58,000 due primarily to a decrease of about $74,000 in product sales, which was partially offset by an increase of about $12,000 in service revenue. Most of the decrease in revenue occurred in the three months ended March 31, 2000 and 1999.
         o The cost of sales increased approximately $38,000, even though revenue decreased. This increase was due almost entirely to costs incurred for sales of a third-party line of software products that was not sold in the prior year.
         o Interest expense increased approximately $42,000 due to an increase in the Company's average outstanding indebtedness.
         o An expense of approximately $748,000 was booked for the amortization of interest embedded in convertible notes payable as of September 30, 2000. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2000, the Company had cash and cash equivalents of approximately $261,000. The principal source of liquidity in the nine months ended September 30, 2000 was additional borrowings in the amount of $873,000. $833,000 of this debt is convertible into Common Stock at $0.05 per share, a conversion rate below the market price of the Common Stock at the time the loans were made. The discount on each note will be amortized over one year, which is the holding period until each note can first be converted. The aggregate unamortized discount on these notes was $1,437,925. As of September 30, 2000, the Company recorded $747,504 as additional paid-in capital for the discount related to the amortization of embedded interest in the convertible debentures. The interest expense is included in the caption "Embedded interest expense" in the accompanying September 30, 2000 statement of operations.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended September 30, 2000, pursuant to a private placement, the Company sold 2,900,000 shares of Common Stock for $290,000, or $0.10 per share, and issued warrants to purchase an additional 2,900,000 shares of Common Stock at an exercise price of $0.12 per share to eight individual investors.

In connection with these transactions, the Company paid finder's fees of $31,800 and will issue a warrant to the finder to purchase an additional 265,000 shares of Common Stock at an exercise price of $0.l25 per share.

         In the quarter ended September 30, 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $115,206 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from July to September 2001. $75,000 of these notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The remaining $40,206 of these notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Threshold Technology Partners ($5,412) and Conrad von Bibra ($109,194 in the aggregate). Neither Threshold Technology Partners, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As of November 15, 2000, the Company was in default on certain notes payable totaling approximately $1,100,000. Approximately $717,000 of these notes are convertible into approximately 12.8 million shares of Common Stock. The Company believes that all of the past due convertible notes will be converted within 60 days, but there can be no assurance that such conversion will occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the period the Company solicited the vote of shareholders on a proposed amendment to the Certificate of Incorporation, increasing the authorized number of shares of Common Stock from 200,000,000 shares to 300,000,000 shares. The Company received consents from shareholders with a total of 36,613,000 shares. Accordingly, the Amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on September 19, 2000.


ITEM 5. OTHER INFORMATION

         Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 Amendment dated September 18, 2000 to Certificate of Incorporation

             27.   Financial Data Schedule

         (b) Reports on Form 8-K

             Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2000

                           Prism Software Corporation

                           By:/s/ E. Ted Daniels
                              ----------------------------------------------
                              E. Ted Daniels, President, Chief Executive
                              Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)