Form 10KSB
period 2000-12-31
PRISM SOFTWARE CORP
filed 2001-04-17
CIK 908235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2000
                                   -----------------

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The registrant's revenues for the year ended December 31, 2000 were $528,621 .

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2001 was approximately $1,162,000 .

     The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 136,451,354 on March 31, 2001.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


COMPANY OVERVIEW

         Prism Software Corporation (the "Company") was organized under the laws of Delaware in 1992. The Company specializes in enterprise document and content management solutions. The Company's products and expertise lie in print stream conversion and connectivity solutions that enable enterprise customers to manage print stream data from anywhere on the network to various output devices. The Company's customer base includes a number of organizations that use its solutions in managing high-volume, large scale document printing that historically resides on mainframes or disparate systems and needs to be intelligently redirected to appropriate output devices on the network. These customers are in a variety of markets, such as financial services, health care, service bureau printing, government, education and manufacturing.

     The Company distributes its products throughout North America, South America and Europe through direct sales, resellers, value-added resellers ("VARs") and printer manufacturers. Marketing, sales, training and technical support are provided from its Lake Forest, California corporate headquarters.

     The Company's principal executive office is located at 23696 Birtcher, Lake Forest, California 92630, and its telephone number is (949) 855-3100. The Company's Website is located at www.prism-software.com.


THE MARKET

     One of the key challenges facing enterprises today is how to manage the large volume of electronic and paper documents. The ability to manage documents or content successfully - to create it, to ensure its conformity and consistency and to deliver it according to focused, personalized needs - is critical for organizations that expect to reap the benefits of Web-enabling business activities. Recognizing the importance of content as a driver of e-business, organizations are looking for technology solutions and methodologies that support and streamline content management activities.

     The users of Websites and e-commerce are demanding advanced transactional capabilities and personalized information, hence the need for robust content management systems. As Web-enabled businesses extend their activities beyond traditional boundaries to include customers, partners and suppliers, the need for different types of content and the ability to interact with it is diversifying. Organizations are starting to need highly sophisticated content management solutions that complement and extend the technology infrastructure already in place. These systems, together with components such as application servers, commerce servers and portal systems, represent the key components of an e-business architecture.

CURRENT PRODUCTS


     PRINTCONSOLE PRO

     PrintConsole PRO is the company's umbrella product that incorporates all of Prism's conversion technology expertise into an easy-to-use, cost-effective package, enabling customers to better manage their print environments. PrintConsole PRO offers a centralized point of control and a simple point-and-click interface to invoke other Prism products without exposing the user to complex details. It provides the flexibility to install just the components that meet the user's current requirements, and then incrementally add other modules as needed in the future.

     o The base PRINTCONSOLE product provides the archival and reprinting capabilities that are needed in a print environment. It allows for reprinting documents without having to regenerate them at the application level, and also provides for accountability and print stream recovery.
     o The enhanced PRINTCONSOLE PRO product comes with all the base system functions of the core PrintConsole product, and further allows for optional modules to be plugged in for additional capabilities such as print stream translations, resource downloads, and connectivity. All the other products of the Company - including the Print Manager and PRINTEXEC family of products, as well as the Connectivity Options discussed below - are available as optional modules that can seamlessly plug into the PrintConsole Pro environment. The optional modules currently available enable translation to and from Xerox Metacode, PCL, Postscript and AFP, as well as translation to Web-friendly formats such as PDF and TIFF.


     PRINT MANAGER PRODUCT FAMILY

     The Print Manager family of products converts HP PCL and/or Adobe PostScript, the most common page description languages, to the Xerox DJDE/Metacode protocol for printing on high-speed Xerox laser printers. These products enable organizations to expand the use and capabilities of their high-speed laser printers while retaining the economies of scale that those printers offer. When the Company's Print Manager products are used in conjunction with a high-speed laser printer, high-volume documentation production projects (5,000 pages or more), which could otherwise take an entire day to print, can often be completed in a matter of a few hours.

     o PRINT MANAGER/NT-PCL converts HP PCL data streams to Xerox DJDE/Metacode for printing on high-speed Xerox laser printing systems. Operating within a high-end PC platform, Print Manager/nt-PCL acts as a print server on an office's LAN. It provides users with a contemporary, user-friendly "tool bar" graphic interface and works seamlessly within a Novell or Windows NT-based LAN. Through the use of a special interface channel card, Print Manager/nt-PCL attaches directly to a Xerox high-speed laser printer via the printer's Bus and Tag (IBM 3211) communication channel. Various connectivity options allow Print Manager/nt-PCL to accept parallel input or direct file format input. Print Manager/nt-PCL can also output directly to the LAN as a file instead of a hard copy printout. The file output can also be written to magnetic tape, transferred to a mainframe or routed to a BARR spooler. This flexibility allows Print Manager/nt-PCL to be integrated into a wide variety of electronic publishing environments.

     o PRINT MANAGER/NT-POSTSCRIPT enables the user to convert PC/LAN-generated Adobe PostScript Level 2 documents to Xerox DJDE/Metacode for printing on high-speed Xerox laser printing systems. Print Manager/nt-PostScript operates within a Windows NT platform and acts as a print server on an office's LAN. This product eliminates the need for the user to learn complex Xerox printer commands, and enables the printers to print complex form and graphic images which previously had only been possible on slower desktop laser printers. Color is also supported by Print Manager/nt-PostScript, allowing users to fully utilize the highlight color capabilities of particular Xerox high-end laser printers.
     o FREEFORM, the Company's Xerox forms generator, is a companion to the Print Manager/nt products. FreeForm enables the design of electronic forms for Xerox high-end printing using standard Windows forms design software. FreeForm also allows usage of templates that come with "off-the-shelf" forms design software packages. FreeForm accepts single or multi-page Print Manager/nt-processed files as input, and converts them directly to Xerox forms. The output generated consists of the Xerox form (.FRM) plus a set of supporting font (.FNT) and image (.IMG) files. Highlight color information is detected automatically and produces a color form.


     PRINTEXEC PLUS PRODUCT FAMILY

     The PRINTEXEC Plus family of products enables users to transform mainframe/legacy data into high quality documents that can be printed on desktop and LAN laser printers or to the World Wide Web without having to reprogram their host applications. This allows organizations to combine their applications designed for high-volume laser printers with the advantages of distributed LAN and desktop printers.

     o PRINTEXEC PLUS FOR PCL accepts Xerox print streams and resources and converts them for printing on desktop and LAN PCL printers.
     o PRINTEXEC PLUS FOR PDF enables organizations that have previously been printing centrally on Xerox laser printing systems to provide the output electronically in a viewable format. PRINTEXEC Plus for PDF accepts Xerox print streams and resources and transforms them into standard PDF files for use with browsers such as Adobe's Acrobat Reader.
     o PRINTEXEC PLUS FOR AFP accepts complex Xerox print streams and resources and transforms them into AFP for printing on IBM high-speed laser printers. This product is mainly intended to enable customers to replace their existing Xerox printers with equivalent ones from IBM, by translating print data streams without requiring application changes.

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

     CONNECTIVITY PRODUCTS

     The Company's goal is to make its software and hardware products work in a more transparent and automatic manner by accepting documents from any source and routing output to any destination device. To this end, the Company has developed certain connectivity solutions which make it easier for customers to manage their print stream outputs.

     o FTPEXEC provides an automated link from the LAN environment to an IBM mainframe by automatically placing files in the JES2 spool. FTPExec can be used in any environment in which automated FTP transfers are required to shuttle files back and forth, from LAN to the mainframe and vice-versa, or from the desktop to the Internet or vice-versa.
     o RESLOAD is a utility that provides a drag-and-drop interface to download a set of resources (Fonts, Forms, Logos, Images) to the Xerox laser printing system through a standard Bus-and-Tag connection. The downloaded resources can then be invoked on the printer by any print stream that needs them.


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

INTELLECTUAL PROPERTY

     The Company currently does not hold any patents and relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, because of the rapid pace of technological change in the protocol conversion and document output management industry, the legal intellectual property protection for products is a less significant factor in its success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information, such as software source codes, or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries.

     The Company generally enters into confidentiality or license agreements with its employees, consultants, customers and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others.

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


EMPLOYEES

     As of March 31, 2001, the Company had 15 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

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


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to an arbitration proceeding filed by Arthur Wilkes, a co-founder and former President and Chief Executive Officer of the Company, before the American Arbitration Association. Mr. Wilkes contends that the Company breached the terms of an April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company.

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

     An arbitration hearing is scheduled for May 2001. The Company believes that Mr. Wilkes' allegations concerning interference with his ability to sell his stock in the Company are without merit, and intends to vigorously defend those claims. The Company has not paid Mr. Wilkes the payments described in the $64,000 Promissory Note, and contends that any amounts owing under that Note must be offset by damages caused by Mr. Wilkes' breach of the Settlement Agreement. The liability for the $64,000 Promissory Note is already accrued in the Company's financial statements. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended December 31, 2000, the Company solicited the vote of shareholders on a proposed amendment to the Certificate of Incorporation, increasing the authorized number of shares of Common Stock from 200,000,000 shares to 300,000,000 shares. The Company received consents from shareholders with a total of 36,613,000 shares. Accordingly, the Amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on September 19, 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 1999 and December 31, 2000, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                   High/Ask          Low/Bid
                                                  ------------     ------------

Quarter ended March 31, 1999                             0.08             0.01
Quarter ended June 30, 1999                              0.08             0.01
Quarter ended September 30, 1999                         0.05             0.01
Quarter ended December 31, 1999                          0.51             0.01
Quarter ended March 31, 2000                             0.42             0.10
Quarter ended June 30, 2000                              0.20             0.09
Quarter ended September 30, 2000                         0.22             0.09
Quarter ended December 31, 2000                          0.13            0.018

     As of March 31, 2001, there were approximately 713 stockholders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.

     The following is a summary of transactions by the Company during the fiscal year ended December 31, 2000 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").


     ISSUANCES OF COMMON STOCK AND WARRANTS

     From June to August 2000, pursuant to a private placement, the Company sold 3,150,000 shares of Common Stock for $315,000, or $0.10 per share, and issued warrants to purchase an additional 3,150,000 shares of Common Stock at an exercise price of $0.12 per share to eight individual investors. In connection with these transactions, the Company paid fees of $41,632 and issued a warrant to a finder to purchase an additional 290,000 shares of Common Stock at an exercise price of $0.l25 per share.

     In September 2000, options to purchase 12,500 shares of Common Stock were exercised for $375.00, or $0.03 per share, by one individual investor.

     CERTAIN NOTES AND NOTE CONVERSIONS

     From January to July 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $833,000 to three investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to July 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Third Century II ($20,000), Carl von Bibra ($107,000 in the aggregate) and Conrad von Bibra ($706,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

     In May 2000, approximately $1,153,000 of debt was converted into 70,865,582 shares of Common Stock. The shares were issued to Capital Investment Partners (approximately $109,000 converted into 10,468,075 shares), Northstar Capital Partners (approximately $138,000 converted into 13,373,436 shares), Jean Tarr (approximately $29,000 converted into 2,007,761 shares), Eric Nickerson (approximately $12,000 converted into 1,175,000 shares), Third Century II (approximately $170,000 converted into 16,091,965 shares), Carl von Bibra (approximately $115,000 converted into 6,961,500 shares) and Conrad von Bibra (approximately $580,000 converted into 20,787,845 shares). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Eric Nickerson is the managing partner of Third Century II. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Neither James Martin nor the von Bibra family is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In September 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $40,206 to four investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature in September 2001. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Threshold Technology Partners ($5,412) and Conrad von Bibra ($34,794). Neither Threshold Technology Partners, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In October 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $19,330 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature in October 2001. The notes are convertible at any time into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Capital Investment Partners ($8,380) and Northstar Capital Partners ($10,950). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Mr. Martin is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In November and December 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $215,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates in November and December 2001. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($30,000 in the aggregate) and Conrad von Bibra ($185,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

     The Company believes that the foregoing issuances of securities were exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-KSB. The Company's actual results may differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS


COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     For the fiscal year ended December 31, 2000, the Company reported a loss of approximately $2,238,000, or $0.02 per share. This compares with a loss of approximately $1,330,000, or $0.02 per share, for the fiscal year ended December 31, 1999. The increase in the loss was due primarily to the following:

     o Revenue decreased approximately $122,000 due primarily to a decrease of about $147,000 in product sales, which was partially offset by an increase of about $22,000 in service revenue.
     o The cost of sales increased approximately $61,000, even though revenue decreased. This increase was due almost entirely to costs incurred for sales of a third-party line of software products that was not sold in the prior year.
     o Interest expense increased approximately $40,000 due primarily to an increase in the Company's average outstanding indebtedness.
     o An expense of approximately $622,000 was booked for the amortization of a beneficial conversion feature embedded in convertible notes payable as of December 31, 2000. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2000, the Company had cash and cash equivalents of approximately $35,000. The principal source of liquidity in the fiscal year ended December 31, 2000 was approximately $1,108,000 of additional borrowings. Approximately $852,000 of this debt is convertible at the lenders' option into Common Stock at a conversion rate that is below the market price of the Common Stock at the time the loans were made. The value of the beneficial conversion feature (discount) on each such note is amortized beginning on the issuance date of the note through to the earliest possible conversion date. The amortization period is one year for most of these notes. The aggregate unamortized discount on such notes was approximately $852,000. As of December 31, 2000, the Company recorded approximately $622,000 as additional paid-in capital for the amortization of the discount, with an equivalent expense being included as part of the caption "Interest expense - stockholders" in the accompanying December 31, 2000 statement of operations.

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


FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

     Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," and especially those contained under "Liquidity and Capital Resources" may be "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB as well as risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the protocol conversion and document output management industry and future trends and results cannot be predicted with certainty.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company are submitted as a separate section of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                     PART II


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table sets forth certain information with respect to each director, officer and significant employee of the Company.


         NAME                       AGE              POSITION(S)
         ----                       ---              -----------
         E. Ted Daniels (1)         60               Chairman of the Board, Chief Executive Officer,
                                                     and interim Chief Financial Officer

         Barry Lathan               52               President and Chief Operating Officer

         Allard Villere (1)         67               Secretary and a Director


     SIGNIFICANT EMPLOYEES:

         Richard Nicolai            45               Technical Support Manager

         Michael Cheever            32               Controller

         Dee Shelor                 63               Executive Administrator and Office Manager
     -------------------
      (1) Member of the Audit Committee


     Mr. Daniels joined the Board of Directors of the Company in September 1994 and was appointed Chairman of the Board, President, Chief Executive Officer and interim Chief Financial Officer at that time. He was employed by Eureka Capital Management from 1993 to 1994 where he was the Managing Director, responsible for defining and building the operational structure for client companies. Previously, he was President and Chief Operating Officer for Roberts Consolidated Industries, a provider of flooring installation products which has operations in the United Kingdom, Holland, South Africa, Mexico, Brazil, Australia, Japan and Canada.

     Mr. Lathan joined the Company in January 2000 as its President and Chief Operating Officer. He worked for Xerox Corporation for 29 years, including holding various senior management positions such as general manager, western area vice-president and national sales manager. Prior to joining the Company and for a period of five years, he was President and Chief Executive Officer of Xerox ColorgrafX Systems, a wholly-owned subsidiary of Xerox Corporation.

     Mr. Villere has served as a Director of the Company and its predecessor since September 1992, as Secretary of the Company since August 1994 and as Vice-President of Production for the Company and its predecessor from September 1992 until June 1993. From December 1989 until October 1992, Mr. Villere was self-employed. For the 14 years prior to that, Mr. Villere served as Manager of Product Assurance for the Connective Devices Division of Hughes Aircraft Company and Project Manager for various hardware production programs.

     Mr. Nicolai joined the Company in March 1999. He has twenty years of experience in Information Systems Management. He has directed multiple support areas within mainframe data center environments and was the Manager of I/S Operations for Cox Communications from 1985 to 1999 before joining Prism.

     Mr. Cheever joined the Company in October 1993. He has over ten years of accounting experience and was formerly with the accounting firm of Deloitte & Touche LLP.

     Ms. Shelor has been with the Company and its predecessor since 1989 and is primarily responsible for investor and stockholder relations and communications. Prior to joining the Company, Ms. Shelor was a branch business manager with Future Electronics of Montreal, an electronics distribution company, from June 1984 to January 1989.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that directors and officers of the Company and persons who beneficially own more than 10% of the Common Stock file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock of the Company. Directors, officers and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company received no copies of any Section 16(a) forms filed by officers, directors or 10% beneficial owners, and does not monitor acquisitions and dispositions of securities by officers, directors and 10% shareholders. Accordingly, it is unable to determine whether the officers, directors and 10% shareholders are in compliance with the filing requirements of Section 16(a).


ITEM 10.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation awarded or paid by the Company to its President and Chief Executive Officer during the fiscal years ended December 31, 2000 and December 31, 1999. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                                              LONG-TERM COMPENSATION
                                                                                 --------------------------------------------------
                                                    Annual Compensation                       Awards                    Payouts
                                         --------------------------------------  ---------------------------------   --------------
                                                                     Other                                                All
                                                                    Annual                          Securities           Other
                                                                    Compen-          Stock          Underlying          Compen-
           Name and            Fiscal     Salary (1)    Bonus     sation (2)       Awards (3)       Options (#)         sation
      Principal Position        Year         ($)         ($)          ($)             ($)               (4)               ($)
-----------------------------  --------  ------------- --------- --------------  ---------------  ----------------   --------------
E. Ted Daniels                    2000       $198,093        $0        $10,494               $0         2,318,812               $0
President and                     1999       $180,084        $0         $9,124               $0         5,464,051               $0
Chief Executive Officer (5)

--------------
     (1) Includes additional amounts for salary accrued but not yet paid pursuant to Mr. Daniels' employment agreement described under "-Employment Agreements" below.
     (2)  Includes auto allowances, insurance and other fringe benefits.
     (3) Includes the value attributable to shares of Common Stock acquired upon the exercise of options.
     (4) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels pursuant to his employment agreement and related stock issuance agreement described under "-Employment Agreements" below. As of March 31, 2001, Mr. Daniels has been granted options to acquire an aggregate of approximately 15,078,945 shares pursuant to his employment agreement and related stock issuance agreement (approximately 10,948,945 of these options remain unexercised as of that date).
     (5) Mr. Daniels relinquished the title of President in January 2001 when Mr. Barry Lathan joined the Company as President and Chief Operating Officer. Mr. Daniels retains the title of Chief Executive Officer. See "Directors, Officers and Significant Employees."

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 2000, the value realized therefor, the number of unexercised options at December 31, 2000 and the value of unexercised in-the-money options at December 31, 2000 for the Company's Chief Executive Officer in the Summary Compensation Table above. The Company's Chief Executive Officer did not hold any stock appreciation rights ("SARs") during the fiscal year ended December 31, 2000.

                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED               IN-THE-MONEY
                            SHARES                            OPTIONS AT FISCAL               OPTIONS AT FISCAL
                         ACQUIRED ON         VALUE               YEAR-END (#)                    YEAR-END ($)
       NAME              EXERCISE (#)       REALIZED      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
--------------------     -------------     -----------    ---------------------------     ---------------------------
E. Ted Daniels                      0              $0                   12,171,042/0                     $379,737/$0


EMPLOYMENT AGREEMENTS

     The Company and Mr. Daniels have entered into an employment agreement which, among other things, provides that during the term of the agreement, Mr. Daniels shall be the President and Chief Executive Officer of the Company and shall receive an annual base salary of $120,000 (subject to annual review and increases), an annual bonus equal to 10% of the Company's consolidated operating income before interest, taxes, bonus payments and certain other fringe benefits, 320,000 shares of Common Stock at no cost and a non-qualified stock option to acquire a number of shares of Common Stock equal to the greater of (i) 640,000 or (ii) the difference between 8% of the diluted shares outstanding from time to time and the 320,000 shares previously issued to Mr. Daniels (subject to certain anti-dilution adjustments) at an exercise price of $0.25 per share. In December 1995, the Board of Directors approved the acceleration of the vesting of such options to become fully vested and immediately exercisable, provided that as of such date (i) the Company has not terminated Mr. Daniels for cause pursuant to the Employment Agreement and (ii) Mr. Daniels has not voluntarily resigned from the Company. Also in December 1995, the Company approved that all options granted under this Agreement are issued pursuant to Rule 701 of the Securities Act. In May 1996, the Board of Directors waived the payment by Mr. Daniels of the exercise price with respect to 1,150,430 shares issuable upon exercise of such options. In May 1997, the Board of Directors approved that the exercise price of all options granted to Mr. Daniels under this agreement be reduced to $0.04 per share. In December 1997, the Board of Directors amended the agreement to provide for the annual salary increase to be set at 10% retroactive to the date of Mr. Daniels' original contract (September 1994). The Company has not paid Mr. Daniels the full amount of salary due under this formula and has accrued the unpaid balance. Also in December 1997, the Board approved that all options issuable to Mr. Daniels under this agreement be exercisable at no cost and that the agreement be extended to September 30, 2000. In October 1998, the Board extended the agreement to September 14, 2002. In August 2000, the Board extended the agreement to September 14, 2004.

     Other than the foregoing agreement between the Company and Mr. Daniels, there are no other employment agreements between the Company and any of its directors, officers or significant employees.

STOCK OPTION PLANS

     1993 STOCK OPTION PLAN

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorizes the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2000, options for 12,500 shares of Common Stock available for grant under the 1993 Plan had been exercised, approximately 291,100 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 326,400 shares of Common Stock remained available for grant thereunder. The 1993 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company granted options to purchase 50,000 shares of Common Stock to its executive officers under the 1993 Plan during the fiscal year ended December 31, 2000. The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 1999.


     1996 STOCK OPTION PLAN

     In May 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of options to purchase up to a maximum 600,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2000, none of the options available for grant under the 1996 Plan had been exercised, approximately 200,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 400,000 shares of Common Stock remained available for grant thereunder. The 1996 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 2000 nor during the fiscal year ended December 31, 1999.


     2000 NONSTATUTORY STOCK OPTION PLAN

     In May 2000 the Board of Directors adopted the Prism Software Corporation 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to qualified employees and directors of the Company. As of December 31, 2000, none of the options available for grant under the 2000 Plan had been exercised, approximately 1,040,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 1,960,000 shares of Common Stock remained available for grant thereunder. The 2000 Plan will terminate on May 4, 2010, unless sooner terminated by the Board of Directors.

     The 2000 Plan provides only for the grant of non-qualified stock options. Options granted under the 2000 Plan generally have a term of not more that 10 years. Vesting periods, if any, are at the discretion of the Board of Directors at the time of grant. The exercise price of options granted under the 2000 Plan is to be at least 85% of the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors. The 2000 Plan provides for "cashless exercise" of the options, so the optionee has the choice of paying cash to exercise the options, surrendering Common Stock owned by him with a value equal to the exercise price, or issuing a promissory note for the exercise price.

     The Company did not grant any options to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2000.


     MANAGEMENT OPTIONS

     Pursuant to his employment agreement with the Company, Mr. Daniels has been granted options to purchase shares of Common Stock. See "-Summary Compensation Table," "-Option Exercises and Year-end Values," and "-Employment Agreements."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2001, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Executive Officers; and (iv) all directors and Executive Officers of the Company as a group.

          NAME AND ADDRESS                    NUMBER OF SHARES          PERCENTAGE OF OUTSTANDING
         OF BENEFICIAL OWNER               BENEFICIALLY OWNED (1)               SHARES (1)
--------------------------------------  ----------------------------  -----------------------------
E. Ted Daniels
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                              15,871,940  (2)                          10.7%

Barry Lathan
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                                       0                                   *

Allard Villere
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                                 774,531  (3)                              *

James Martin
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                                  28,473,279  (4)                          20.6%

Third Century II
1711 Chateau Court
Fallston, MD  21047                                 21,421,007  (5)                          15.6%

Threshold Technology Partners
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                                   6,800,000                                5.0%

Conrad and Carl von Bibra
1810 Fair Oaks
Suite 209
South Pasadena, CA  91030                           74,832,384  (6)                          45.6%

All Directors and
Executive Officers of the
Company as a Group (3 persons)                      16,646,471  (7)                          11.3%


-------------------
     *     Less than 1%.

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 31, 2001, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
     (2) Includes 11,431,940 shares of Common Stock issuable upon the exercise of options that are either vested as of March 31, 2001 or could potentially vest within 60 days after such date. These options entitle Mr. Daniels to purchase up to 8% (subject to certain anti-dilution adjustments) of the fully-diluted number of shares of Common Stock of the Company (see "Executive Compensation-Employment Agreements").
     (3) Includes 65,697 shares of Common Stock issuable upon the exercise of options, all of which are exercisable within 60 days after March 31, 2001.
     (4) Includes 1,990,143 shares issuable upon the conversion of certain Convertible Promissory Notes and 69,125 shares issuable upon the conversion of warrants that are either vested as of March 31, 2001 or could vest within 60 days after such date which are beneficially owned by the following entities or individuals (in addition to Mr. James Martin as an individual): Capital Investment Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Northstar Capital Partners (Martin Management, Inc., the general partner, is owned by Mr. Martin), Huntington Partners (a family partnership owned one-third by Mr. Martin), MARCO II Partners (a family partnership owned 90% by Mr. Martin), Cameron Martin (Mr. Martin's son) and MV Ventures (a general partnership owned 50% by Northstar Capital Partners). Mr. Martin individually owns 512,500 shares of Common Stock. Capital Investment Partners beneficially owns 10,768,075 shares of Common Stock and an additional 1,126,411 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2001 or could potentially vest within 60 days after such date. Northstar Capital Partners beneficially owns 14,458,436 shares of Common Stock and an additional 863,732 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2001 or could potentially vest within 60 days after such date. Huntington Partners beneficially owns 312,500 shares of Common Stock and an additional 69,125 shares issuable upon the exercise of outstanding warrants that are either vested as of March 31, 2001 or could potentially vest within 60 days after such date. MARCO II Partners owns 100,000 shares of Common Stock, Cameron Martin owns 62,500 shares of Common Stock and MV Ventures owns 200,000 shares of Common Stock.
     (5) Includes 434,667 shares of Common Stock issuable upon the conversion of certain Convertible Promissory Notes and 441,375 shares issuable upon the conversion of warrants that are either vested as of March 31, 2001 or could vest within 60 days after such date.

     (6) Includes 27,718,039 shares of Common Stock issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2001 or could vest within 60 days after such date which are beneficially owned by Conrad von Bibra or his son, Carl von Bibra. Conrad von Bibra beneficially owns 31,206,845 shares of Common Stock and an additional 23,849,633 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2001 or could vest within 60 days after such date. Carl von Bibra beneficially owns 15,907,500 shares of Common Stock and 3,868,406 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2001 or could vest within 60 days after such date.
     (7) Includes shares of Common Stock issuable upon the exercise of options described in notes (2) and (3) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     ISSUANCE OF COMMON STOCK AND WARRANTS

     From June to August 2000, pursuant to a private placement, the Company sold 3,150,000 shares of Common Stock for $315,000, or $0.10 per share, and issued warrants to purchase an additional 3,150,000 shares of Common Stock at an exercise price of $0.12 per share to eight individual investors. In connection with these transactions, the Company paid fees of $41,632 and issued a warrant to a finder to purchase an additional 290,000 shares of Common Stock at an exercise price of $0.l25 per share.

     In September 2000, options to purchase 12,500 shares of Common Stock were exercised for $375.00, or $0.03 per share, by one individual investor.


     CERTAIN NOTES AND NOTE CONVERSIONS

     From January to March 1999, the Company issued Convertible Promissory Notes in the aggregate principal amount of $108,000 to Conrad von Bibra. The notes bear interest at the rate of 10% per annum (with payments of accrued interest due every three months) and mature at various dates from January to March 2000. The notes are convertible into shares of Common Stock at the rate of $0.05 per share at any time at the option of the holder. Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions. All such notes (including unpaid accrued interest) were converted into shares of Common Stock in May 2000.

     From March 1999 to July 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $1,635,000 to six investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from March 2000 to July 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Capital Investment Partners ($5,000), Northstar Capital Partners ($5,000), Jean Tarr ($10,000), Third Century II ($30,000 in the aggregate), Carl von Bibra ($186,000 in the aggregate) and Conrad von Bibra ($1,399,000 in the aggregate). Holders of $5,000 of such notes have piggyback registration rights with respect to shares of Common Stock into which such notes are convertible, which registration rights expired on December 31, 1999. James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Neither James Martin nor the von Bibra family is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions. $180,000 of such notes (plus unpaid accrued interest) were converted into shares of Common Stock in May 2000.

     In May 2000, approximately $1,153,000 of debt was converted into 70,865,582 shares of Common Stock. The shares were issued to Capital Investment Partners (approximately $109,000 converted into 10,468,075 shares), Northstar Capital Partners (approximately $138,000 converted into 13,373,436 shares), Jean Tarr (approximately $29,000 converted into 2,007,761 shares), Eric Nickerson (approximately $12,000 converted into 1,175,000 shares), Third Century II (approximately $170,000 converted into 16,091,965 shares), Carl von Bibra (approximately $115,000 converted into 6,961,500 shares) and Conrad von Bibra (approximately $580,000 converted into 20,787,845 shares). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Eric Nickerson is the managing partner of Third Century II. Carl von Bibra is the son of Conrad von Bibra. Jean Tarr is neither an affiliate nor a principal stockholder of the Company. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Neither James Martin nor the von Bibra family is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In September 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $40,206 to four investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature in September 2001. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Threshold Technology Partners ($5,412) and Conrad von Bibra ($34,794). Neither Threshold Technology Partners, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In October 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $19,330 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature in October 2001. The notes are convertible at any time into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Capital Investment Partners ($8,380) and Northstar Capital Partners ($10,950). James Martin is the owner of Martin Management, which is the general partner of both Capital Investment Partners and Northstar Capital Partners. Mr. Martin is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with these transactions.

     In November and December 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $215,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates in November and December 2001. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($30,000 in the aggregate) and Conrad von Bibra ($185,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           PRISM SOFTWARE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                         F-2

Balance Sheet as of December 31, 2000                                      F-3

Statements of Operations for the Years Ended
     December 31, 2000 and 1999                                            F-4

Statements of Stockholders' Deficit for the Years Ended
     December 31, 2000 and 1999                                            F-5

Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999                                            F-6
Notes to Financial Statements                                              F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors and Stockholders
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 2000 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
April 6, 2001

                           PRISM SOFTWARE CORPORATION
                                 Balance Sheet


                                                                    DECEMBER 31,
                                                                        2000
                                                                   -------------
                                       ASSETS
Current assets

 Cash                                                              $     35,424
 Accounts receivable, net of allowance
      for doubtful accounts of $4,383                                    37,349
 Inventory                                                               25,607
                                                                   -------------

    Total current assets                                                 98,380

 Equipment                                                               51,038
 Other                                                                   17,736
                                                                   -------------

                                                                   $    167,154
                                                                   =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable - stockholders                                     $  2,032,730
  Notes payable                                                          62,358
  Accounts payable                                                      177,286
  Accrued expenses                                                      556,402
  Deferred revenue                                                      171,630
                                                                   -------------

    Total current liabilities                                         3,000,406
                                                                   -------------


Commitments and contingencies                                                 -

Stockholders' deficit

  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 99,000 shares issued and outstanding                         990
    Series B - 27,777 shares issued and outstanding                         278
  Common stock - 300,000,000 shares authorized, $.01 par value
    134,151,354 shares issued and outstanding                         1,341,514
  Additional paid-in capital                                          7,956,117
  Unamortized discount of beneficial conversion feature                (230,333)
  Accumulated deficit                                               (11,901,818)
                                                                   -------------

    Total stockholders' deficit                                      (2,833,252)
                                                                   -------------

                                                                   $    167,154
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                            Statements of Operations

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                 -------------------------------
                                                      2000             1999
                                                 --------------   --------------

Net sales                                        $     528,621    $     650,252

Cost of sales                                          103,577           42,902
                                                 --------------   --------------

   Gross profit                                        425,044          607,350
                                                 --------------   --------------

Operating expenses
  Selling and administrative                         1,722,773        1,660,662
  Research and development                             135,991          133,951
                                                 --------------   --------------

                                                     1,858,764        1,794,613
                                                 --------------   --------------

   Loss from operations                             (1,433,720)      (1,187,263)
                                                 --------------   --------------

Interest expense                                         3,821            4,870
Interest expense - stockholders                        800,320          137,670
                                                 --------------   --------------
                                                       804,141          142,540
                                                 --------------   --------------

Net loss                                         $  (2,237,861)   $  (1,329,803)
                                                 ==============   ==============

Basic and diluted net loss per common share      $       (0.02)   $       (0.02)
                                                 ==============   ==============

Basic and diluted weighted average
 number of common shares outstanding               103,206,606       60,123,272
                                                 ==============   ==============

   The accompanying notes are an integral part of these financial statements.


                                               PRISM SOFTWARE CORPORATION
                                           Statements of Stockholders' Deficit
                                         Years Ended December 31, 2000 and 1999


                                               SERIES A                      SERIES B
                                            PREFERRED STOCK               PREFERRED STOCK                  COMMON STOCK
                                      ----------------------------  ----------------------------  ----------------------------
                                          SHARES         AMOUNT        SHARES         AMOUNT         SHARES          AMOUNT
                                      -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1998                  99,000   $        990         27,777   $        278     60,123,272   $    601,233

  Issuance of stock options                      -              -              -              -              -              -

  Net loss                                       -              -              -              -              -              -
                                      -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1999                  99,000            990         27,777            278     60,123,272        601,233

  Issuance of common stock for cash              -              -              -              -      3,150,000         31,500

  Intrinsic value of beneficial
    conversion feature                           -              -              -              -              -              -

  Conversion of debt                            -              -              -              -     70,865,582        708,656

  Exercise of stock options                      -              -              -              -         12,500            125

  Issuance of stock options                      -              -              -              -              -              -

  Net loss                                       -              -              -              -              -              -
                                      -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2000                  99,000   $        990         27,777   $        278    134,151,354   $  1,341,514
                                      =============  =============  =============  =============  =============  =============

                                                      UNAMORTIZED
                                                      DISCOUNT OF
                                        ADDITIONAL     BENEFICIAL                         TOTAL
                                         PAID-IN       CONVERSION     ACCUMULATED     STOCKHOLDERS
                                         CAPITAL        FEATURE         DEFICIT          DEFICIT
                                      -------------  -------------   -------------   -------------
Balance, December 31, 1998            $  6,055,333   $          -    $ (8,334,154)   $ (1,676,320)

  Issuance of stock options                204,902              -               -         204,902

  Net loss                                       -              -      (1,329,803)     (1,329,803)
                                      -------------  -------------   -------------   -------------

Balance, December 31, 1999               6,260,235              -      (9,663,957)     (2,801,221)

  Issuance of common stock for cash        241,868              -               -         273,368

  Intrinsic value of beneficial
    conversion feature                     852,330       (230,333)              -         621,997

  Conversion of debt                      444,282              -               -       1,152,938

  Exercise of stock options                    250              -               -             375

  Issuance of stock options                157,152              -               -         157,152

  Net loss                                       -              -      (2,237,861)     (2,237,861)
                                      -------------  -------------   -------------   -------------

Balance, December 31, 2000            $  7,956,117   $   (230,333)   $(11,901,818)   $ (2,833,252)
                                      =============  =============   =============   =============

                       The accompanying notes are an integral part of these financial statements.


                                     PRISM SOFTWARE CORPORATION
                                      Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(2,237,861)   $(1,329,803)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                        31,494         37,419
    Issuance of stock options                                          157,152        204,902
    Intrinsic value of beneficial conversion feature                   621,997              -
    (Increase) decrease in assets
      Accounts receivable                                                8,839         96,606
      Inventory                                                        (17,816)        (4,637)
      Other assets                                                      (1,599)        (1,417)
    Increase (decrease) in liabilities
      Accounts payable                                                 (28,021)         9,356
      Deferred revenue                                                  22,758        (34,417)
      Accrued expenses                                                 108,319        159,112
                                                                   ------------   ------------

        Net cash used by operating activities                       (1,334,738)      (862,879)
                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                (20,113)       (30,874)
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders             1,107,536        910,000
  Payments on notes                                                     (9,133)        (5,609)
  Exercise of stock options                                                375              -
  Proceeds from issuance of common stock                               273,368              -
                                                                   ------------   ------------

        Net cash provided by financing activities                    1,372,146        904,391
                                                                   ------------   ------------

Net increase in cash                                                    17,295         10,638

Cash, beginning of year                                                 18,129          7,491
                                                                   ------------   ------------

Cash, end of year                                                  $    35,424    $    18,129
                                                                   ============   ============

Cash paid during the year for interest                             $         -    $     2,461
                                                                   ============   ============

Supplemental disclosure of non-cash investing and
financing activities
Conversion of notes payable and accrued interest to common stock   $ 1,152,938    $         -
                                                                   ============   ============

             The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Prism Software Corporation (the "Company") was incorporated in Delaware in 1992. The Company specializes in enterprise document and content management solutions. The Company's products and expertise lie in print stream conversion and connectivity solutions that enable enterprise customers to manage print stream data from anywhere on the network to various output devices. The Company's customer base includes a number of organizations that use its solutions in managing high-volume, large scale document printing that historically resides on mainframes or disparate systems in a variety of markets.

Concentrations of risk
----------------------

In 2000 and 1999 the three largest customers accounted for 34% and 21%, respectively, of sales. At December 31, 2000 and 1999, the three largest accounts receivable totaled 82% and 81%, respectively.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory
---------

Inventory is reported at the lower of cost (determined on the first-in-first-out method) or market and consists principally of finished goods.

Equipment
---------

Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets, generally three to five years, using the straight-line method.

Software Development Costs
--------------------------

Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2000.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue recognition
-------------------

Revenues from the licensing of computer software products are recognized upon delivery of the products to customers, as there are no significant obligations remaining after the delivery date. Revenues related to service agreements are deferred and recognized over the terms of the related agreements, generally 12 months.

Income taxes
------------

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Stock-based compensation
------------------------

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock based compensation. The Company continues to account for stock based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less to be a cash equivalent.

Advertising costs
-----------------

Advertising costs are expensed as incurred. During 2000 and 1999 advertising costs totaled $10,678 and $10,954, respectively.

Basic and diluted net loss per share
------------------------------------

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Fair value of financial instruments
-----------------------------------

The fair value of the notes payable to stockholders cannot be determined due to the related party nature of the obligations. The fair value of notes payable are based on interest rates available to the Company at quoted prices.

Research and development costs
------------------------------

Research and development costs are charged to expense as incurred.


NOTE 2 - EQUIPMENT
------------------

                       Furniture                                 $    6,085
                       Computers                                    278,531
                                                                 -----------

                                                                    284,616

                       Accumulated depreciation                    (233,578)
                                                                 -----------

                                                                 $   51,038
                                                                 ===========

NOTE 3 - ACCRUED EXPENSES
-------------------------

                      Wages and benefits                         $    76,013
                      Interest - shareholders                        301,532
                      Interest other                                  29,547
                      Sales commissions                               47,140
                      Other                                          102,170
                                                                 ------------

                                                                 $   556,402
                                                                 ============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 4 - NOTES PAYABLE
----------------------

All notes are unsecured.

Stockholders
------------


      7% to 10%, past due August 1996                                               $     203,195

      8%, convertible into common stock at $.10 per share at holders'
      option, past due December 1999                                                      100,000

      8%, convertible into common stock at $.05 per share at holders'
      option at maturity, past due December 2000                                          622,000

      8%, convertible into common stock at $.05 per share at holders'
      option at maturity, due on various dates between January and July 2001              833,000

      8%, convertible into common shares at $.05 per share at holders'
      option at any time, due October 2001                                                 19,330

      8%, convertible into common stock at $.05 per share at holders' option only upon default, due on various dates between September
      and December 2001                                                                   255,205
                                                                                    --------------

                                                                                    $   2,032,730
                                                                                    ==============

      Other                                                                         $      62,358
                                                                                    ==============

The $833,000 and $19,330 notes above contain a beneficial conversion feature equal to the face value of the notes, which is reflected in additional paid-in capital in the accompanying financial statements. During 2000, $621,997 of the beneficial conversion feature has been amortized and is included in interest expense. The remaining $230,333 will be amortized during 2001.


NOTE 5 - PREFERRED STOCK
------------------------

The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A), and 27,777 shares have been designated as $9.00 Series B 8% cumulative convertible preferred stock (Series B).

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - PREFERRED STOCK (CONTINUED)
------------------------------------

Series A
--------

The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 99,000 shares of Series A outstanding at December 31, 2000 are currently convertible at the election of the holders into 9,900,000 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one noncumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

At December 31, 2000, the amount of dividends in arrears on the Series A 10% cumulative preferred stock was $422,500 ($4.27 per share).

Series B
--------

The holders of Series B are entitled to receive, when and as declared by the Board, cumulative annual dividends of $0.72 per share commencing upon issuance and payable quarterly. Series B has a liquidation preference of $9.00 per share plus any accrued but unpaid dividends.

Series B is redeemable at the Company's election upon 30 days' notice at a price per share of $10.00 plus accrued but unpaid dividends thereon. The 27,777 shares of Series B outstanding at December 31, 2000 are currently convertible at the election of the holders into 4,999,860 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series B based on the current market price of the Company's common stock. The holders of Series B are entitled to cast one noncumulative vote per share of Series B in all matters presented to the shareholders, and the majority of holders of Series B, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series B redemption as the likelihood of the Company electing to repurchase is remote.

At December 31, 2000, the amount of dividends in arrears on the Series B 8% cumulative preferred stock was $149,996 ($5.40 per share).

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 6 - COMMON STOCK
---------------------

In May 2000, the Company converted debt totaling $1,152,938 into 70,865,582 shares of common stock at prices of $.01 - $.05 per share.

Between June and October 2000, the Company sold 3,150,000 shares of common stock and 3,150,000 warrants exercisable at $.12 in a private offering for net proceeds of $273,368. In addition to offering expenses of $41,632, the Company issued 290,000 warrants to a broker (see Note 8).

In June 2000, the Company's Board of Directors and stockholders voted to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000.


NOTE 7 - STOCK OPTIONS
----------------------

Financing Options
-----------------

In 1994, the Company issued options to certain lenders to acquire up to 325,093 shares of the Company's common stock in connection with loans made to the Company. The options are vested at issuance, exercisable at $2.00 and expire in January 2004.

1993 Stock Option Plan
----------------------

The Company's 1993 Stock Option Plan provides for the issuance of options to employees, directors, officers, and advisors of the Company to acquire up to 630,000 shares of the Company's common stock. Options issued under this plan are generally granted at an estimated market value, vest at varying rates and expire within ten years from the date of grant or within 90 days after termination of employment.

1996 Stock Option Plan
----------------------

The Company's 1996 Stock option plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 600,000 shares of the Company's common stock. The options were granted at an estimated market value, and expire within three years from the date of grant or within 90 days after termination of employment.

2000 Stock Option Plan
----------------------

During 2000, the Company's adopted the 2000 Stock Option Plan which provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 3,000,000 shares of common stock. Options issued under this plan are generally exercisable at 85% of the market value on the date of grant. Options vest over three years and expire within ten years from the date of grant or within 90 days after termination of employment.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7 - STOCK OPTIONS (CONTINUED)
----------------------------------

Other Management Options
------------------------

In connection with the employment terms of the Company's President and Chief Executive Officer, options are awarded to maintain an 8% interest in the Company's fully-diluted common stock. These options are exercisable at no cost, vest on the date of grant and expire within ten years.

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. Compensation costs incurred in 2000 and 1999 were $157,152 and $204,902. Had compensation cost been determined as prescribed under SFAS 123, the Company's net losses and loss per share would have been increased to the pro forma amounts indicated below which were estimated using the Black-Scholes option-pricing model with the following assumptions.

                   Expected life (years)           4 years
                   Risk-free interest rate         6.50%
                   Volatility                      200%

                                                  2000           1999
                                             -------------  -------------
Net loss
  As reported                                $ (2,237,861)  $ (1,329,803)
  Pro forma                                  $ (2,424,891)  $ (1,606,803)

Basic and diluted loss per share
  As reported                                $      (0.02)  $      (0.02)
  Pro forma                                  $      (0.02)  $      (0.03)

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7 - STOCK OPTIONS (CONTINUED)
----------------------------------

Stock option activity for the years ended December 31, 2000 and 1999 follows:

                                 WEIGHTED              WEIGHTED                WEIGHTED             WEIGHTED                WEIGHTED
                                 AVERAGE                AVERAGE                 AVERAGE              AVERAGE      OTHER      AVERAGE
                   FINANCING     EXERCISE    1993      EXERCISE      1996      EXERCISE    2000     EXERCISE    MANAGEMENT  EXERCISE
                    OPTIONS       PRICE      PLAN        PRICE       PLAN        PRICE     PLAN       PRICE      OPTIONS      PRICE
                   -----------------------------------------------------------------------------------------------------------------
December 31, 1998     197,093        -     492,600           -     600,000          -           -         -    4,388,179         -
                   -----------------------------------------------------------------------------------------------------------------
Granted                     -        -      80,000        0.03           -          -           -              5,464,051         -
Expired                     -        -     (78,000)      (0.51)   (200,000)     (0.03)          -         -            -         -
Exercised                   -        -           -           -           -          -           -         -            -         -

                   -----------------------------------------------------------------------------------------------------------------
December 31, 1999     197,093        -     494,600           -     400,000          -           -         -    9,852,230         -
Granted                     -        -      50,000        0.03           -          -   1,040,000      0.05    2,318,812         -
Expired                     -        -    (241,000)      (0.05)   (200,000)     (0.03)          -         -            -         -
Exercised                   -        -     (12,500)      (0.03)          -          -           -         -            -         -

                   -----------------------------------------------------------------------------------------------------------------
December 31, 2000     197,093        -     291,100           -     200,000          -   1,040,000         -   12,171,042         -
                   =================================================================================================================


The following information applies to options outstanding at December 31, 2000:

                                                    WEIGHTED            WEIGHTED                               WEIGHTED
                                                    AVERAGE              AVERAGE                                AVERAGE
                               NUMBER              REMAINING            EXERCISE             NUMBER            EXERCISE
                            OUTSTANDING        CONTRACTURAL LIFE          PRICE            EXERCISABLE           PRICE
                          -----------------   ---------------------  ----------------   ------------------  ----------------
1993 stock option plan             291,100             5             $          0.19              278,600    $         0.20
1996 stock option plan             200,000             1             $          0.03              200,000    $         0.03
2000 stock option plan           1,040,000             2             $          0.05              346,424    $         0.05
Other management options        12,171,042             4             $             -           12,171,042    $         -
Financing options                  197,093             2             $          2.00              197,093    $         2.00

                          -----------------                                             ------------------
                                13,899,235                                                     13,193,159
                          =================                                             ==================

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 8 - WARRANTS
-----------------

The Company issued warrants in private placements as described in Note 6 and in years prior to 1999. No value has been ascribed to the warrants as (1) the warrants were issued at exercise prices equal to the fair value of the Company's common stock on the date of issuance and (2) there is no market for the warrants. At December 31, 2000 the following warrants are outstanding and expire as follows:

     NUMBER            DATE        EXERCISE      EXPIRATION
     Issued           Issued         Price          Date
-------------------------------------------------------------
         250,000     March 1996       $ 0.50       May 2001
         450,000  November 1996       $ 0.50   January 2001
         510,500    August 1998       $ 0.04       May 2001
         250,000      June 2000       $ 0.12      June 2003
       2,400,000      July 2000       $ 0.12      July 2003
         500,000    August 2000       $ 0.12    August 2003
         290,000   October 2000       $ 0.12   October 2003
-----------------
       4,650,500
=================


NOTE 9 - BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations. Incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators as their effect would be antidilutive.

                                                      2000             1999
                                                 --------------   --------------
Numerator
---------
Net loss                                         $  (2,237,861)   $  (1,329,803)
Preferred dividends                                    (69,500)         (69,500)
                                                 --------------   --------------
Net loss                                         $  (2,307,361)   $  (1,399,303)
                                                 ==============   ==============

Denominator
-----------
Basic and diluted weighted average number of
common shares outstanding during the period        103,206,606       60,123,272
                                                 --------------   --------------

Basic and diluted net loss per share             $       (0.02)   $       (0.02)
                                                 ==============   ==============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 10 - INCOME TAXES
----------------------

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

The Company has deferred tax assets of $4,140,000 at December 31, 2000 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During, 2000 and 1999 the Company's valuation allowance increased approximately $646,000 and $527,000, respectively.

At December 31, 2000, the Company has net operating loss carryforwards for federal tax purposes of $4,140,000 which, if unused to offset future taxable income, will expire beginning in 2004 through 2020.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Legal Proceedings
-----------------

In April 1999, a former officer of the Company filed a demand for arbitration against the Company. He contends that the Company breached the terms of a 1995 settlement agreement by failing to make payments under a promissory note for $64,000 and interfering with his ability to sell his shares of Company stock. The former officer seeks payment of the $64,000 note and damages due to his inability to sell his Company stock. The Company believes the charges are without merit and intends to vigorously defend against the claims and has filed a counter-demand. The former officer has denied the allegations of the counter-demand. Management believes that an unfavorable outcome of this matter would not have a material effect on the Company. The $64,000 is included in notes payable in the accompanying financial statements.

Leases
------

The office lease expires March 31, 2004 and provides for a basic rent of $7,613 per month. Rent expense was $91,356 and $90,345 in 2000 and 1999, respectively.

Minimum annual lease payments at December 31, 2000 are as follows:

                    2001                       $  94,389
                    2002                          95,400
                    2003                          98,433
                    2004                          24,861
                                               ----------

                                               $ 313,083
                                               ==========

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 12 - GOING CONCERN
-----------------------

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

                                  EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------

3.1 Certificate of Incorporation of Prism Software Corporation ("the Company") (1) (Exhibit 3.1)

3.2      Bylaws of the Company (1) (Exhibit 3.2)

3.3 Amendments dated February 24, 1998 and May 5, 1999 to the Company's Certificate of Incorporation (2) (Exhibit 3.3)

3.4 Amendment dated September 18, 2000 to the Company's Certificate of Incorporation (4) (Exhibit 10.1)

4.1      Specimen Common Stock certificate of the Company (1) (Exhibit 4.1)

4.2 Certificate of Designation of $5.00, 10% Class A Cumulative Convertible Preferred Stock, as amended to date (2) (Exhibit 4.3)

4.3 Certificate of Designation of $9.00, 8% Class B Cumulative Convertible Preferred Stock, as amended to date (2) (Exhibit 4.4)

4.4      Form of Warrant issued September 1994 to August 1998 (1) (Exhibit 4.2)

4.5      Form of Warrant issued May to October 2000 (5)

10.1 Prism Software Corporation Amended and Restated 1993 Stock Option Plan ("1993 Plan") (1) (Exhibit 10.1)

10.2 Form of Employee Installment Incentive Stock Option and Nonstatutory Stock Option Agreement pertaining to the 1993 Plan (1) (Exhibit 10.2)

10.3 Prism Software Corporation 1996 Stock Option Plan ("1996 Plan") (1) (Exhibit 10.3)

10.4     Form of Nonqualified Stock Option Agreement pertaining to the 1996 Plan
         (1) (Exhibit 10.4)

10.5     Form of Incentive Stock Option Agreement pertaining to the 1996 Plan
         (1) (Exhibit 10.5)

10.6 Prism Software Corporation 2000 Nonstatutory Stock Option Plan ("2000 Plan") (3) (Exhibit 10.1)

10.7     Form of Stock Option Agreement pertaining to the 2000 Plan (3) (Exhibit
         10.2)

Exhibit
Number                   Description
------                   -----------

10.8 Lease dated April 21, 1994 made between the Company and the Mort Herrmann Family Trust (1) (Exhibit 10.6)

10.9 Amendments dated April 15, 1999 to the lease made between the Company and the Mort Herrmann Family Trust (2) (Exhibit 10.7)

10.10 Amended and Restated Employment Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.7)

10.11 Non-Qualified Stock Option Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.8)

10.12 Summary of Resolutions and Amendments through October 15, 1998 to Employment Agreement and Non-Qualified Stock Option Agreement by and between the Company and E. Ted Daniels (2) (Exhibit 10.10)

10.13 Promissory Note dated August 9, 1991 made to the order of George E. Williams in the principal amount of $22,000 (2) (Exhibit 10.11)

10.14 Promissory Note dated December 9, 1991 made to the order of Personal Computer Products, Inc. in the principal amount of $40,000 (2) (Exhibit 10.12)

10.15 Promissory Note dated April 15, 1993 made to the order of James or Judith Bone in the principal amount of $63,031 (2) (Exhibit 10.13)

10.16 Promissory Note dated February 17, 1994 made to the order of Shirley McGarvey in the principal amount of $35,000 (2) (Exhibit 10.14)

10.17 Promissory Note dated December 31, 1994 made to the order of James Bone in the principal amount of $70,168 (2) (Exhibit 10.15)

10.18 Promissory Note dated December 31, 1994 made to the order of Allard Villere in the principal amount of $15,996 (2) (Exhibit 10.16)

10.19 Convertible Promissory Note dated July 29, 1995 made to the order of Northstar Capital Partners, LP ("Northstar") in the principal amount of $40,000 (1) (Exhibit 10.15)

10.20 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Northstar in the principal amount of $40,000 (dated July 29, 1995) (2) (Exhibit 10.18)

Exhibit
Number                   Description
------                   -----------

10.21 Convertible Promissory Note dated July 29, 1995 made to the order of Peachtree Capital Partners, LP ("Peachtree") in the principal amount of $60,000 (1) (Exhibit 10.14)

10.22 Amendment dated October 20, 1997 to Convertible Promissory Note made to the order of Peachtree in the principal amount of $60,000 (dated July 29, 1995) (2) (Exhibit 10.20)

10.23 Form of Convertible Promissory Notes dated March 31, 1999 to July 3, 2000 in the aggregate principal amount of $1,630,000 (2) (Exhibit 10.27)

10.24 Form of Convertible Promissory Notes dated September 25, 2000 and September 29, 2000 in the aggregate principal amount of $40,206 (5)

10.25 Form of Convertible Promissory Notes dated October 4, 2000 in the aggregate principal amount of $19,330 (5)

10.26 Form of Convertible Promissory Notes dated November 14, 2000 to December 28, 2000 in the aggregate principal amount of $215,000 (5)

10.27 Original Equipment Manufacturer ("OEM") Agreement dated May 13, 1997 by and between the Company and Artifex Software, Inc., as amended to date
         (2) (Exhibit 10.29)

-------------------

(1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Registration Statement on Form SB-2 (SEC File No. 333-5450-LA).
(2) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(4) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(5)      Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION


Dated: April 17, 2001            By:  /s/ E. Ted Daniels
                                      -------------------
                                      Chief Executive Officer, Chief
                                      Financial Officer and Director (Principal
                                      Executive Officer and Principal Financial
                                      and Principal Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                               Title                                   Date
      ----                               -----                                   ----
/s/ E. Ted Daniels               Chief Executive Officer,                    April 17, 2001
------------------               Chief Financial Officer and Director
E. Ted Daniels                   (Principal Executive Officer and
                                 Principal Financial and Principal
                                 Accounting Officer)

/s/ Allard C. Villere            Director                                    April 17, 2001
---------------------
Allard C. Villere