Form 10QSB
period 2001-03-31
PRISM SOFTWARE CORP
filed 2001-05-21
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Title of Each Class of Common Stock              Outstanding at April 30, 2001
-----------------------------------              -----------------------------

Common Stock, par value $.01 per share                    134,451,354

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of March 31, 2001 (Unaudited)    4

                  Condensed Statements of Operations for the Three Months
                    Ended March 31, 2001 and 2000 (Unaudited)                 5

                  Condensed Statements of Cash Flows for the Three Months
                    Ended March 31, 2001 and 2000 (Unaudited)                 6

                  Notes to Condensed Financial Statements (Unaudited)         7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           9

         Item 2.  Changes in Securities and Use of Proceeds                  10

         Item 3.  Defaults upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                     MARCH 31,
                                                                       2001
                                                                   -------------

                              ASSETS
Current assets
  Cash                                                             $     19,588
  Accounts receivable, net of allowance
    for doubtful accounts of $8,865                                     124,281
  Inventory                                                              17,289

                                                                   -------------
         Total current assets                                           161,158

  Equipment                                                              58,828
  Other                                                                  19,171
                                                                   -------------
                                                                   $    239,157
                                                                   =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  2,355,430
  Notes payable                                                          59,750
  Accounts payable                                                      244,534
  Accrued expenses                                                      638,575
  Deferred revenue                                                      139,421
                                                                   -------------
         Total current liabilities                                    3,437,710

Commitments and contingencies                                                 -

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 99,000 shares outstanding             990
    Series B - 27,777 shares issued and outstanding                         278
  Common stock - 300,000,000 shares authorized, $.01 par value
    134,451,354 shares issued and outstanding                         1,344,514
  Additional paid-in capital                                          7,986,687
  Unamortized discount of beneficial conversion feature                 (66,208)
  Accumulated deficit                                               (12,464,814)
                                                                   -------------
         Total stockholders' deficit                                 (3,198,553)
                                                                   -------------
                                                                   $    239,157
                                                                   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------

Net sales                                        $     163,399    $      83,136
Cost of sales                                           18,460            6,965
                                                 --------------   --------------
         Gross profit                                  144,939           76,171

Operating expenses
  Selling and administrative                           439,017          354,496
  Research and development                              57,097           67,574
                                                 --------------   --------------
                                                       496,114          422,070

                                                 --------------   --------------
         Loss from operations                         (351,175)        (345,899)

Interest expense                                         2,131            2,604
Interest expense - stockholders                        209,690           93,947
                                                 --------------   --------------
                                                       211,821           96,551
                                                 --------------   --------------
Net loss                                         $    (562,996)   $    (442,450)
                                                 ==============   ==============

Basic and diluted net loss per common share      $       (0.00)   $       (0.01)
                                                 ==============   ==============
Basic and diluted weighted average
  number of common shares outstanding              134,334,688       60,123,272
                                                 ==============   ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(562,996)   $(442,450)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                           8,106        7,836
      Issuance of stock options                             24,271        7,700
      Amortization of beneficial conversion feature        164,125       45,737
      (Increase) decrease in assets
         Accounts receivable                               (86,932)      25,299
         Inventory                                           8,318        2,965
         Other assets                                       (1,934)      (2,068)
      Increase (decrease) in liabilities
         Accounts payable                                   67,248      (29,132)
         Deferred revenue                                  (32,209)      37,761
         Accrued expenses                                   82,173       (2,929)
                                                         ----------   ----------
           Net cash used by operating activities          (329,830)    (349,281)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                    (15,397)      (2,386)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders   332,000      408,000
  Payments on notes                                         (4,109)      (2,387)
  Exercise of stock options                                  1,500            -
                                                         ----------   ----------
           Net cash provided by financing activities       329,391      405,613
                                                         ----------   ----------
Net increase in cash                                       (15,836)      53,946

Cash, beginning of period                                   35,424       18,129
                                                         ----------   ----------
Cash, end of period                                      $  19,588    $  72,075
                                                         ==========   ==========


Supplemental disclosure of non-cash investing and
  financing activities:
    Conversion of notes payable to common stock          $   7,800    $       -
                                                         ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the presented interim periods ended March 31, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the interim periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000)

         For the quarter ended March 31, 2001, the Company reported a loss of approximately $563,000, or $0.00 per share. This compares with a loss of approximately $442,000, or $0.01 per share, for the quarter ended March 31, 2000. The increase in the loss was due primarily to the following:

         o Revenue increased approximately $80,000 due primarily to increases of about $41,000 in product sales and about $39,000 in service revenue.
         o Cost of sales increased approximately $11,000 due primarily to the increase in product sales.
         o Total operating expenses increased approximately $74,000 due primarily to an increase of about $49,000 in expenses for professional services.
         o The expense to amortize a beneficial conversion feature on certain convertible notes increased approximately $118,000. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2001, the Company had cash and cash equivalents of approximately $20,000. The principal source of liquidity in the quarter ended March 31, 2001 was approximately $332,000 of additional borrowings.

         Approximately $852,000 of the Company's debt is convertible at the lenders' option into Common Stock at a conversion rate that is below the market price of the Common Stock at the time the loans were made. The value of the beneficial conversion feature (discount) on each such note is amortized beginning on the issuance date of the note through to the earliest possible conversion date. The amortization period is one year for most of these notes. The aggregate unamortized discount on such notes was approximately $852,000. As of March 31, 2001, the Company has recorded approximately $786,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the quarters ended March 31, 2001 and March 31, 2000, this amortization expense was approximately $164,000 and $46,000, respectively.

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

          The arbitration hearing was conducted in May 2001 and, as of the date of this report, the parties are in the process of preparing post-hearing briefs for submission to the arbitrator. No ruling has yet been issued. The Company believes that Mr. Wilkes' allegations concerning interference with his ability to sell his stock in the Company are without merit, and intends to vigorously defend those claims. The Company has not paid Mr. Wilkes the payments described in the $64,000 Promissory Note, and contends that any amounts owing under that Note must be offset by damages caused by Mr. Wilkes' breach of the Settlement Agreement. The liability for the $64,000 Promissory Note is already accrued in the Company's financial statements. Management does not believe that the outcome of this action will have a material adverse effect upon the financial position or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended March 31, 2001, Allard Villere, a director of the Company, acquired 50,000 shares of Common Stock upon exercise of outstanding stock options. In accordance with the terms of the stock options, an aggregate of $1,500, or $0.03 per share, was paid.

         In the quarter ended March 31, 2001, Mr. Villere also acquired 250,000 shares of Common Stock upon conversion of outstanding debt owed by the Company to him.

         In the quarter ended March 31, 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $332,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to March 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($167,000 in the aggregate) and Conrad von Bibra ($165,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of April 30, 2001, the Company was in default on certain notes payable totaling approximately $1,820,000, including accrued interest. Approximately $1,440,000 of this amount is convertible into approximately 27.3 million shares of Common Stock. Based on discussions with the note holders, the Company believes that the past due convertible notes will be converted into Common Stock within the next 60 days, but there can be no assurance that such conversion will occur.

         As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations. While the Company has not received any notice of default or demand for payment on these obligations, the note holders could make such demand at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Consulting Services Agreement dated February 13, 2001 by and between the Company and Quinn Tran

         (b)      Reports on Form 8-K

                  Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2001

                                    Prism Software Corporation

                                    By: /s/ E. Ted Daniels
                                        ---------------------------------------
                                    E. Ted Daniels,  Chief Executive Officer,
                                    Chief Financial Officer and
                                    Director (Principal Executive Officer and
                                    Principal Financial and Principal Accounting
                                    Officer)