Form 10QSB
period 2001-06-30
PRISM SOFTWARE CORP
filed 2001-08-20
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock                 Outstanding at July 31, 2001
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share                       136,451,354

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of June 30, 2001 (Unaudited)    4

                  Condensed Statements of Operations for the Three and
                    Six Months Ended June 30, 2001 and 2000 (Unaudited)      5

                  Condensed Statements of Cash Flows for the Six Months
                    Ended June 30, 2001 and 2000 (Unaudited)                 6

                  Notes to Condensed Financial Statements (Unaudited)        7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         10

         Item 2.  Changes in Securities and Use of Proceeds                 11

         Item 3.  Defaults upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of Security Holders       11

         Item 5.  Other Information                                         11

         Item 6.  Exhibits and Reports on Form 8-K                          12

         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)

                                                                     JUNE 30,
                                                                       2001
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $    119,207
  Accounts receivable, net of allowance
    for doubtful accounts of $4,530                                      20,377
  Inventory                                                              16,631

                                                                   -------------
    Total current assets                                                156,215

  Equipment                                                              51,346
  Other                                                                  26,025

                                                                   -------------
                                                                   $    233,586
                                                                   =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  2,795,430
  Accrued interest - stockholders                                       400,381
  Notes payable                                                          56,997
  Accounts payable                                                      216,417
  Accrued expenses                                                      342,398
  Deferred revenue                                                      157,541

                                                                   -------------
    Total current liabilities                                         3,969,164

Commitments and contingencies                                                 -

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 99,000 shares outstanding             990
    Series B - 27,777 shares issued and outstanding                         278
  Common stock - 300,000,000 shares authorized, $.01 par value
    134,451,354 shares issued and outstanding                         1,344,514
  Additional paid-in capital                                          8,027,386
  Unamortized discount of beneficial conversion feature                    (625)
  Accumulated deficit                                               (13,108,121)
                                                                   -------------
    Total stockholders' deficit                                      (3,735,578)
                                                                   -------------
                                                                   $    233,586
                                                                   =============

   The accompanying notes are an integral part of these financial statements


                                          PRISM SOFTWARE CORPORATION
                                      Condensed Statements of Operations
                                                 (Unaudited)

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                 ----------------------------------      ----------------------------------
                                                      2001                2000                2001                2000
                                                 --------------      --------------      --------------      --------------
Net sales
  Products                                       $      56,195       $      92,869       $     123,195       $     118,564
  Services                                              64,378              70,498             160,777             127,939

                                                 --------------      --------------      --------------      --------------
                                                       120,573             163,367             283,972             246,503

Cost of sales
  Products                                               2,989              35,062              19,604              42,027
  Services                                               1,934               5,200               3,778               5,200
                                                 --------------      --------------      --------------      --------------
                                                         4,923              40,262              23,382              47,227
                                                 --------------      --------------      --------------      --------------
    Gross profit                                       115,650             123,105             260,590             199,276

Operating expenses
  Selling and administrative                           599,044             421,577           1,038,062             776,073
  Research and development                              39,148              57,537              96,245             125,111
                                                 --------------      --------------      --------------      --------------
                                                       638,192             479,114           1,134,307             901,184
                                                 --------------      --------------      --------------      --------------
    Loss from operations                              (522,542)           (356,009)           (873,717)           (701,908)

Interest expense                                         1,899               2,482               4,030               5,086
Interest expense - stockholders                        118,867             188,411             328,556             282,358
                                                 --------------      --------------      --------------      --------------
                                                       120,766             190,893             332,586             287,444
                                                 --------------      --------------      --------------      --------------
Net loss                                         $    (643,308)      $    (546,902)      $  (1,206,303)      $    (989,352)
                                                 ==============      ==============      ==============      ==============

Basic and diluted net loss per common share      $       (0.00)      $       (0.01)      $       (0.01)      $       (0.01)
                                                 ==============      ==============      ==============      ==============
Basic and diluted weighted average
  number of common shares outstanding              134,451,354          84,335,725         134,393,343          72,229,499
                                                 ==============      ==============      ==============      ==============

                   The accompanying notes are an integral part of these financial statements


                                          PRISM SOFTWARE CORPORATION
                                      Condensed Statements of Cash Flows
                                                 (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                       2001              2000
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(1,206,303)      $  (989,352)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                        16,428            17,534
    Issuance of stock options                                                           64,969            81,932
    Amortization of beneficial conversion feature                                      229,708           186,562
    (Increase) decrease in assets
      Accounts receivable                                                               16,972           (95,719)
      Inventory                                                                          8,976           (12,335)
      Other assets                                                                      (9,288)           (4,132)
    Increase (decrease) in liabilities
      Accounts payable                                                                  39,131           (23,110)
      Accrued expenses                                                                 186,377            75,067
      Deferred revenue                                                                 (14,089)           37,603
                                                                                   ------------      ------------
         Net cash used by operating activities                                        (667,119)         (725,950)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                (15,736)          (15,531)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                               772,000           758,000
  Payments on notes                                                                     (6,862)           (4,317)
  Proceeds from issuance of common stock                                                     -            15,169
  Exercise of stock options                                                              1,500                 -
                                                                                   ------------      ------------
         Net cash provided by financing activities                                     766,638           768,852
                                                                                   ------------      ------------
Net increase in cash                                                                    83,783            27,371

Cash, beginning of period                                                               35,424            18,129
                                                                                   ------------      ------------
Cash, end of period                                                                $   119,207       $    45,500
                                                                                   ============      ============

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock                                        $     7,800       $ 1,152,938
                                                                                   ============      ============

              The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and cash flows for the presented interim periods ended June 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the interim periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000)

         For the quarter ended June 30, 2001, the Company reported a loss of approximately $643,000, or $0.00 per share. This compares with a loss of approximately $547,000, or $0.01 per share, for the quarter ended June 30, 2000. The loss increased approximately $96,000 due primarily to the following:

         o Revenue decreased approximately $43,000 due primarily to a decrease of about $37,000 in product sales.
         o Cost of sales decreased approximately $35,000 from approximately $40,000, or about 25% of revenue, to approximately $5,000, or about 4% of revenue. This was primarily due to a decrease in revenue related to the reselling of third-party products, while revenue related to the Company's proprietary products increased (the cost of sales for reselling third-party products was higher than that of the Company's proprietary products).
         o Total operating expenses increased approximately $159,000 due primarily to an increase of about $111,000 in expenses for professional services, mostly in the areas of sales, marketing, customer service and finance. Additionally, expenses for travel and trade show activities increased about $21,000.
         o Interest expense decreased approximately $70,000 due primarily to a decrease of about $75,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000)

         For the six months ended June 30, 2001, the Company reported a loss of approximately $1,206,000, or $0.01 per share. This compares with a loss of approximately $989,000, or $0.01 per share, for the six months ended June 30, 2000. The loss increased approximately $217,000 due primarily to the following:

         o Revenue increased approximately $37,000 due primarily to an increase of about $33,000 in service revenue.
         o Cost of sales decreased approximately $24,000 from approximately $47,000, or about 19% of revenue, to approximately $23,000, or about 8% of revenue. This was primarily due to a decrease in revenue related to the reselling of third-party products, while revenue related to the Company's proprietary products increased (the cost of sales for reselling third-party products was higher than that of the Company's proprietary products).
         o Total operating expenses increased approximately $233,000 due primarily to an increase of about $160,000 in expenses for professional services, mostly in the areas of sales, marketing, customer service and finance. Additionally, expenses for travel and trade show activities increased about $33,000.
         o Interest expense increased approximately $45,000 due primarily to an increase of about $43,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had cash and cash equivalents of approximately $119,000. The principal source of liquidity in the six months ended June 30, 2001 was approximately $772,000 of additional borrowings.

         Approximately $852,300 of the Company's debt is convertible at the lenders' option into Common Stock at a conversion rate that is below the market price of the Common Stock at the time the loans were made. The value of the beneficial conversion feature (discount) on each such note is amortized beginning on the issuance date of the note through to the earliest possible conversion date. The amortization period is one year for most of these notes. As of June 30, 2001, the aggregate unamortized discount on such notes was approximately $600 and the Company had recorded approximately $851,700 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the six months ended June 30, 2001 and June 30, 2000, this amortization expense was approximately $230,000 and $187,000, respectively.

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



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to an arbitration proceeding filed by Arthur Wilkes, a co-founder and former President and Chief Executive Officer of the Company, before the American Arbitration Association. Mr. Wilkes contends that the Company breached the terms of an April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company. The liability for the $64,000 Promissory Note is accrued in the Company's financial statements.

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

          The arbitration hearing was conducted in May 2001 and the arbitrator issued the award in June 2001. The arbitrator denied all of Mr. Wilkes' claims and all of the Company's counterclaims. Either party may dispute the award within a limited time. If the award is not disputed, or is disputed but remains unchanged, the liability for the $64,000 Promissory Note will be extinguished and the Company will derecognize such liability from its financial statements. If the award is disputed, management does not believe that the outcome will have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended June 30, 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $440,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from April to June 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($320,000 in the aggregate) and Conrad von Bibra ($120,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of July 31, 2001, the Company was in default on certain notes payable totaling approximately $2,190,000, including accrued interest. Approximately $1,800,000 of this amount is convertible into approximately 34.3 million shares of Common Stock. Based on discussions with the note holders, the Company believes that the past due convertible notes will be converted into Common Stock within the next 60 days, but there can be no assurance that such conversions will occur.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Employment Agreement dated January 23, 2001 by and between the Company and Barry Lathan

         (b)      Reports on Form 8-K

                  Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2001

                                    Prism Software Corporation

                                    By: /s/ E. Ted Daniels
                                        ----------------------------------------

                                    E. Ted Daniels, Chief Executive Officer,
                                    Chief Financial Officer and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Principal Accounting Officer)