Form 10QSB
period 2001-09-30
PRISM SOFTWARE CORP
filed 2001-11-19
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     95-2621719
    -------------------------------                    --------------------
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

Title of Each Class of Common Stock             Outstanding at October 31, 2001
-----------------------------------             -------------------------------

Common Stock, par value $.01 per share                    137,396,243

                               PRISM SOFTWARE CORPORATION

                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of September 30, 2001 (Unaudited)        4

                  Condensed Statements of Operations for the Three and
                    Nine Months Ended September 30, 2001 and 2000
                    (Unaudited)                                                       5

                  Condensed Statements of Cash Flows for the Nine Months
                    Ended September 30, 2001 and 2000 (Unaudited)                     6

                  Notes to Condensed Financial Statements (Unaudited)                 7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                   8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  10

         Item 2.  Changes in Securities and Use of Proceeds                          11

         Item 3.  Defaults upon Senior Securities                                    11

         Item 4.  Submission of Matters to a Vote of Security Holders                12

         Item 5.  Other Information                                                  12

         Item 6.  Exhibits and Reports on Form 8-K                                   12


                                           2

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEET
                                  (Unaudited)


                                                                   SEPTEMBER 30,
                                                                       2001
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $     96,621
  Accounts receivable, net of allowance
    for doubtful accounts of $4,631                                      55,852
  Inventory                                                               1,129
                                                                   -------------
         Total current assets                                           153,602

  Equipment                                                              71,281
  Other                                                                 134,891
                                                                   -------------
                                                                   $    359,774
                                                                   =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  3,225,430
  Accrued interest - stockholders                                       459,605
  Notes payable                                                          54,091
  Accounts payable                                                      301,392
  Accrued expenses                                                      311,169
  Deferred revenue                                                      141,332
                                                                   -------------
         Total current liabilities                                    4,493,019

Commitments and contingencies                                                 -

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 99,000 shares outstanding             990
    Series B - 27,777 shares issued and outstanding                         278
Common stock - 300,000,000 shares authorized, $.01 par value
  137,396,243 shares issued and outstanding                           1,373,962
Additional paid-in capital                                            8,187,372
Unamortized discount of beneficial conversion feature                         -
Accumulated deficit                                                 (13,695,847)
                                                                   -------------
         Total stockholders' deficit                                 (4,133,245)

                                                                   -------------
                                                                   $    359,774
                                                                   =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                           PRISM SOFTWARE CORPORATION
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                              -------------------------------   -------------------------------
                                                   2001             2000             2001             2000
                                              --------------   --------------   --------------   --------------
Net sales
  Products                                    $      25,400    $     102,160    $     148,595    $     220,724
  Services                                           61,339           88,529          222,116          216,468
                                              --------------   --------------   --------------   --------------
                                                     86,739          190,689          370,711          437,192

Cost of sales
  Products                                              502           27,796           20,106           69,823
  Services                                            3,203           19,327            6,981           24,527
                                              --------------   --------------   --------------   --------------
                                                      3,705           47,123           27,087           94,350

                                              --------------   --------------   --------------   --------------
         Gross profit                                83,034          143,566          343,624          342,842

Operating expenses
  Selling and administrative                        515,275          403,325        1,553,336        1,179,398
  Research and development                           56,845           55,001          153,090          180,111
                                              --------------   --------------   --------------   --------------
                                                    572,120          458,326        1,706,426        1,359,509

                                              --------------   --------------   --------------   --------------
         Loss from operations                      (489,086)        (314,760)      (1,362,802)      (1,016,667)

Interest expense                                      1,806            1,460            5,836            6,546
Interest expense - stockholders                      96,834          245,014          425,391          527,372
                                              --------------   --------------   --------------   --------------
                                                     98,640          246,474          431,227          533,918

                                              --------------   --------------   --------------   --------------
Net loss                                      $    (587,726)   $    (561,234)   $  (1,794,029)   $  (1,550,585)
                                              ==============   ==============   ==============   ==============


Basic and diluted net loss per common share   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
                                              ==============   ==============   ==============   ==============
Basic and diluted weighted average
  number of common shares outstanding           136,664,812      133,542,657      135,158,820       92,816,398
                                              ==============   ==============   ==============   ==============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                       5

                              PRISM SOFTWARE CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(1,794,029)   $(1,550,585)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation                                                  27,128         25,357
  Issuance of stock options                                     74,375        142,277
  Amortization of beneficial conversion feature                265,074        394,215
  (Increase) decrease in assets
    Accounts receivable                                        (18,503)       (39,201)
    Inventory                                                   24,478        (12,725)
    Other assets                                              (120,654)        (2,656)
  Increase (decrease) in liabilities
    Accounts payable                                           124,106         (2,643)
    Accrued expenses                                           216,616        131,287
    Deferred revenue                                           (30,298)        41,040
                                                           ------------   ------------
         Net cash used by operating activities              (1,231,707)      (873,634)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                        (43,871)       (18,171)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders     1,222,000        873,206
  Payments on notes                                             (9,768)        (6,658)
  Proceeds from issuance of common stock                       123,043        267,894
  Exercise of stock options                                      1,500              -
                                                           ------------   ------------
        Net cash provided by financing activities            1,336,775      1,134,442
                                                           ------------   ------------
Net increase in cash                                            61,197        242,637

Cash, beginning of period                                       35,424         18,129
                                                           ------------   ------------
Cash, end of period                                        $    96,621    $   260,766
                                                           ============   ============


Supplemental disclosure of non-cash investing and
  financing activities:
    Conversion of notes payable to common stock            $    30,044    $ 1,152,938
                                                           ============   ============

       THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                          6

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the presented interim periods ended September 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the interim periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000)

         For the quarter ended September 30, 2001, the Company reported a loss of approximately $588,000, or $0.00 per share, compared with a loss of approximately $561,000, or $0.00 per share, for the quarter ended September 30, 2000. The loss increased approximately $27,000 due primarily to the following:

         o Revenue decreased approximately $104,000 due to decreases of about $77,000 in product revenue and about $27,000 in service revenue.
         o Cost of sales decreased approximately $43,000 from approximately $47,000, or about 25% of revenue, to approximately $4,000, or about 4% of revenue. This was primarily due to a decrease in revenue related to the reselling of third-party products and services (the cost of sales for reselling such third-party products and services was higher than that of the Company's proprietary products and services).
         o Total operating expenses increased approximately $114,000 due primarily to an increase of about $58,000 in expenses for professional services, mostly in the areas of sales and technical services. Additionally, expenses for travel and trade show activities increased about $21,000.

         o Interest expense decreased approximately $148,000 due primarily to a decrease of about $172,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000)

         For the nine months ended September 30, 2001, the Company reported a loss of approximately $1,794,000, or $0.01 per share, compared with a loss of approximately $1,551,000, or $0.02 per share, for the nine months ended September 30, 2000. The loss increased approximately $243,000 due primarily to the following:

         o Revenue decreased approximately $66,000 due primarily to a decrease of about $72,000 in product revenue.
         o Cost of sales decreased approximately $67,000 from approximately $94,000, or about 22% of revenue, to approximately $27,000, or about 7% of revenue. This was primarily due to a decrease in revenue related to the reselling of third-party products and services (the cost of sales for reselling such third-party products and services was higher than that of the Company's proprietary products and services).
         o Total operating expenses increased approximately $347,000 due primarily to an increase of about $218,000 in expenses for professional services, mostly in the areas of sales, marketing, technical services and finance. Additionally, expenses for travel and trade show activities increased about $54,000.
         o Interest expense decreased approximately $103,000 due primarily to a decrease of about $129,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had cash and cash equivalents of approximately $97,000. The principal source of liquidity in the nine months ended September 30, 2001 was approximately $1,222,000 of additional borrowings.

         Approximately $867,000 of the Company's debt is convertible at the lenders' option into Common Stock at a conversion rate that is below the market price of the Common Stock at the time the loans were made. The value of the beneficial conversion feature (discount) on each such note is amortized beginning on the issuance date of the note through to the earliest possible conversion date. The amortization period is one year for most of these notes. As of September 30, 2001, the aggregate unamortized discount on such notes was $0 and the Company had recorded approximately $867,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the nine months ended September 30, 2001 and September 30, 2000, this amortization expense was approximately $265,000 and $394,000, respectively.

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



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company was a party to an arbitration proceeding filed by Arthur Wilkes, a co-founder and former President and Chief Executive Officer of the Company, before the American Arbitration Association. Mr. Wilkes contended that the Company breached the terms of an April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company. The liability for the $64,000 Promissory Note was accrued in the Company's financial statements as of September 30, 2001.

         The Company responded to the arbitration demand by serving a counter-demand based on Mr. Wilkes' failure to provide the Company with a copy of software the Company contended Mr. Wilkes had developed and made available to his current company, American Printware. Under the terms of the 1995 Agreement, Mr. Wilkes was obligated to provide the Company with a non-exclusive license to software and software derivatives based on a product Mr. Wilkes began to develop while still employed by the Company. Mr. Wilkes denied the allegations of the counter-demand.

         The arbitration hearing was conducted in May 2001 and the arbitrator issued the award in June 2001. The arbitrator denied all of Mr. Wilkes' claims and all of the Company's counterclaims. The period for disputing the award expired in October 2001. Neither party filed any proceeding to dispute the award during this time frame, so the award became final. Accordingly, the Company plans to derecognize the liability for the $64,000 Promissory Note on its books, to take effect during the fourth quarter of 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended September 30, 2001, pursuant to a private placement, the Company sold 2,500,000 shares of Common Stock for $125,000, or $0.05 per share, and issued a warrant to purchase an additional 2,500,000 shares of Common Stock at an exercise price of $0.12 per share to one investor. No commissions were paid in connection with these transactions.

         In the quarter ended September 30, 2001, approximately $22,200 of debt was converted into 444,889 shares of Common Stock by Third Century II. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         In the quarter ended September 30, 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $450,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from July to September 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($435,000 in the aggregate) and Conrad von Bibra ($15,000). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as principal stockholder). No commissions were paid in connection with these transactions.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of October 31, 2001, the Company was in default on certain notes payable totaling approximately $2,267,000, including accrued interest. Approximately $1,873,000 of this amount is convertible into approximately 35.8 million shares of Common Stock. Based on discussions with the note holders, the Company believes that the past due convertible notes will be converted into Common Stock or rolled over into new notes within the next 60 days, but there can be no assurance that such actions will occur.

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

                  Not applicable

         (b)      Reports on Form 8-K

                  Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001

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