Form 10KSB
period 2001-12-31
PRISM SOFTWARE CORP
filed 2002-04-16
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2001

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The registrant's revenues for the year ended December 31, 2001 were $420,335.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002 was approximately $658,000.

         The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 140,091,534 on March 31, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

      Prism Software Corporation (the "Company") was organized under the laws of Delaware in 1992. The Company specializes in enterprise document and content management solutions. The Company's products and expertise lie in print stream conversion and connectivity solutions that enable enterprise customers to manage print stream data from anywhere on the network to a variety of output devices. The Company's customer base includes a number of organizations that use its solutions in managing high-volume, large scale document printing that historically resides on mainframes or disparate systems and needs to be intelligently redirected to appropriate output devices on the network.. These customers are in a variety of markets, such as financial services, health care, service bureau printing, government, education and manufacturing.

     The Company distributes its products throughout North America, South America and Europe through direct sales, resellers, value-added resellers ("VARs") and printer manufacturers. Marketing, sales, training and technical support are provided from its Lake Forest, California corporate headquarters.

     The Company's principal executive office is located at 23696 Birtcher, Lake Forest, California 92630, and its telephone number is (949) 855-3100. The Company's Website is located at "www.prism-software.com."

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

     The users of Websites and e-commerce are demanding advanced transactional capabilities and personalized information, hence the need for robust document and content management systems. As Web-enabled businesses extend their activities beyond traditional boundaries to include customers, partners and suppliers, the need for different types of content and the ability to interact with it is diversifying. Organizations are starting to need highly sophisticated document and content management solutions that complement and extend the technology infrastructure already in place. These systems, together with components such as application servers, commerce servers and portal systems, represent the key components of an e-business architecture.

CURRENT PRODUCTS

     PRINTCONSOLE

     PrintConsole is the Company's umbrella product that incorporates all of the Company's conversion technology expertise into an easy-to-use, cost effective software solution, enabling customers to better manage their print environments. PrintConsole resides on a Windows XP, Windows 2000 or Windows NT Server and offers a centralized point of control and a simple point-and-click interface to invoke other products of the Company without exposing the user to complex details. It provides the flexibility to install just the components that meet the user's current requirements, and then incrementally add other modules as needed in the future.

     The Company specializes in transforming to and from a wide variety of print and data formats such as HP PCL, Adobe Postscript and PDF, IBM AFP/IPDS, ASCII and EBCDIC, TIFF and Windows GDI. All of these conversion options are available through an easy-to-use, customer-friendly Graphical User Interface (GUI) that assists with easy setup and use of this powerful product. PrintConsole also allows customers to view their reports on-screen before printing or converting them and provides short-term archival of reports for reprinting purposes.

     The Company offers two versions of the product called PRINTCONSOLE PRO and PRINTCONSOLE LE (Light Edition). The PRO version provides all of the product's full capabilities including print stream conversion and report viewing and archiving, while the LE version provides all of the print stream conversion functionality but limits the number of output destinations and report viewing/archiving so as to offer a lower entry price for customers who require it.

     The PrintConsole conversion modules can be activated at the time of installation, or at any subsequent time based upon customer requirements. The product is scalable and can be reconfigured remotely to become compatible with a changing customer environment. PrintConsole users can easily take advantage of new or different printers and communications technology without modifying their existing applications.

     PRINTCONSOLE CONVERSION MODULES

     The conversion modules used within PrintConsole are a combination of internally developed applications and third party programs. The Company has extensive expertise in current programming technology and can also design customized applications to address specific customer requirements. The PrintConsole core product has been designed to utilize these customized programs with little or no additions to internal program code. This makes for a flexible, adaptable product that can address a wide variety of customer needs.

     PRINTCONSOLE'S INTEGRATION WITH THIRD PARTY PRODUCTS

     The Company has developed a suite of solutions that allow enterprise organizations to efficiently access their information and data. As long as data can be sent to a spooling device, that data can be captured and converted through the PrintConsole solution. Due to its versatility in converting data formats, PrintConsole is one of the stronger conduits to link third party applications to legacy data. Data that was formerly in proprietary format and unable to be merged into applications such as ERP, CRM and content management can now be converted and presented to these third party applications. The solution has been developed to respond to the market's growing demand of paperless applications including output to PDF for Web posting, and support to e-mail and fax servers for electronic distribution.

     PrintConsole's ability to transform legacy/mainframe data into other usable data and print formats has created opportunities for the Company to enter into strategic relationships with other document management companies who can use PrintConsole as a front-end to support their own product offerings.

     In addition, PrintConsole has allowed the Company to expand its own product offerings by transforming legacy/mainframe data into a format for input into the Valeo product line (described below).

     VALEO PRODUCT LINE

     These products represent the most recent addition to the Company's product line and noticeably extend its functionality. The Valeo products provide the ability to integrate data, dynamically design documents including adding business logic, and intelligently deliver the documents to a variety of destinations such as printers, faxes, folders on a network, or other software applications. These products have been licensed for sale under an OEM relationship with FormScape, Inc. The Valeo product family has numerous offerings with two being the main emphasis for the Company:

     o VALEO COMPOSER is made up of two primary components, Valeo Designer and Valeo Server. Valeo Designer is the user interface to map data and design documents. Business logic and conditional processing parameters are specified using this module as well. Valeo Server is the run-time environment for the documents created in Valeo Designer. Valeo Server features multi-threaded processing to maximize performance and improve business processes.
     o VALEO ONLINE is the Internet-based access module to search and retrieve documents that have been stored in a database. Valeo Online is integrated with Valeo Composer such that documents created in Composer can be routed to Valeo Online for storage and later retrieval. In addition, Valeo Online can take input from non-FormScape generated sources.
     o OTHER VALEO PRODUCTS. There are a series of extending technologies beyond the two main aforementioned offerings that the Company sells. These products serve more focused markets and thus, are forecasted to have a limited sales impact. The other main Valeo products are Valeo Connect, Valeo Connect for BizTalk Server, Valeo Administrator, Valeo Connector for JD Edwards, and Valeo Connector for SAP R3.4.x.

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

EMPLOYEES

     As of March 31, 2002, the Company had 18 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company was a party to an arbitration proceeding filed by Arthur Wilkes, a co-founder and former President and Chief Executive Officer of the Company, before the American Arbitration Association. Mr. Wilkes contended that the Company breached the terms of an April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company. The liability for the $64,000 Promissory Note had been accrued in the Company's financial statements.

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

     The arbitration hearing was conducted in May 2001 and the arbitrator issued the award in June 2001. The arbitrator denied all of Mr. Wilkes' claims and all of the Company's counterclaims. The period for disputing the award expired in October 2001. Neither party filed any proceeding to dispute the award during this time frame, so the award became final. Accordingly, the Company derecognized the liability for the $64,000 Promissory Note and related accrued interest on its books during the fourth quarter of 2001. The gain is included as part of the caption "Gains from legal settlements" in the accompanying statements of operations.

     In March 2001, the Company settled a dispute with a customer over services the Company performed in 1999 and recognized a gain of approximately $32,000, which is included as part of the caption "Gains from legal settlements" in the accompanying statements of operations.

     The Company is the defendant in an action filed in October 2001 by a customer, arising out of a warranty claim on software sold by the Company in January 2000. The action was filed in Pierce County Superior Court in the State of Washington (Case No. 01-2-12488-5). Under local court rules, the plaintiff elected to arbitrate the matter, which limits potential damages (exclusive of attorneys' fees and costs) to a maximum of $35,000. The matter is now awaiting appointment of an arbitrator. The Company believes the case is without merit and intends to vigorously contest the matter. The Company does not believe that the outcome will have a material adverse effect upon its financial position or results of operations. No liability for this matter is accrued in the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 2000 and December 31, 2001, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                   High/Ask          Low/Bid
                                                  ------------     ------------

Quarter ended March 31, 2000                             0.42             0.10
Quarter ended June 30, 2000                              0.20             0.09
Quarter ended September 30, 2000                         0.22             0.09
Quarter ended December 31, 2000                          0.13            0.018
Quarter ended March 31, 2001                            0.045             0.03
Quarter ended June 30, 2001                             0.045            0.017
Quarter ended September 30, 2001                         0.04            0.015
Quarter ended December 31, 2001                        0.0425            0.012

     As of March 31, 2002, there were approximately 716 stockholders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.

     The following is a summary of transactions by the Company during the fiscal year ended December 31, 2001 involving issuances and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     ISSUANCES OF COMMON STOCK AND WARRANTS

     In February 2001, Allard Villere, a director of the Company, acquired 50,000 shares of Common Stock upon exercising outstanding stock options for $1,500, or $0.03 per share. No commissions were paid in connection with this transaction.

     In July and August 2001, pursuant to a private placement, the Company sold 2,500,000 shares of Common Stock for $125,000, or $0.05 per share, and issued warrants to purchase an additional 2,500,000 shares of Common Stock at an exercise price of $0.12 per share. The Company paid fees of $1,957 in connection with this transaction.

     In November 2001, stockholders of the Company converted 27,777 shares of Series B Preferred Stock into 1,820,227 shares of Common Stock. No commissions were paid in connection with this transaction.

     In November and December 2001, stockholders of the Company converted 20,200 shares of Series A Preferred Stock into 875,064 shares of Common Stock. No commissions were paid in connection with this transaction.

     CERTAIN NOTES AND NOTE CONVERSIONS

     From January to August 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $952,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to August 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($652,000 in the aggregate) and Conrad von Bibra ($300,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

     From August to December 2001, the Company borrowed an aggregate of $854,000 from Carl von Bibra under an Open-Ended Convertible Promissory Note. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from August to December 2002. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). Mr.von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

     In February 2001, approximately $7,800 of debt was converted into 250,000 shares of Common Stock by Allard Villere, a director of the Company. No commissions were paid in connection with this transaction.

     In August 2001, approximately $22,200 of debt was converted into 444,889 shares of Common Stock by Third Century II. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     For the fiscal year ended December 31, 2001, the Company reported a loss of approximately $2,346,000, or $0.02 per common share. This compares with a loss of approximately $2,238,000, or $0.02 per share, for the fiscal year ended December 31, 2000. The loss increased approximately $108,000 due primarily to the following:
     o Operating revenue decreased approximately $108,000 due primarily to a decrease of about $64,000 in product sales and a decrease of about $44,000 in service revenue.
     o The cost of sales decreased approximately $61,000 from approximately $109,000, or about 21% of revenue, to approximately $48,000, or about 11% of revenue. This was due primarily to a decrease in revenue related to the reselling of both hardware and a particular line of third-party products and services. (The cost of sales for reselling such items was higher than that of the Company's proprietary products and services.)
     o Total operating expenses increased approximately $432,000 due primarily to increases in personnel costs, professional services and travel and trade show activities.
     o The Company recognized gains of approximately $125,000 from legal settlements. (See "Legal Proceedings.")
     o Interest expense decreased approximately $246,000 due primarily to a decrease of about $304,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. (See "Liquidity and Capital Resources.") This was partially offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2001, the Company had cash and cash equivalents of approximately $43,000. The principal source of liquidity in the fiscal year ended December 31, 2001 was approximately $1,806,000 of additional borrowings.

     Through December 31, 2001, the Company had issued an aggregate of approximately $1,023,000 in debt that was convertible at the lenders' option into Common Stock at a conversion rate that was below the market price of the Common Stock at the time the loans were made. (Approximately $1,003,000 of this debt was outstanding as of December 31, 2001.) The value of this beneficial conversion feature (discount) on each such loan was equal to or lesser than the face value of the loan and was amortized from the date the lender gained the right to convert the loan through to the loan's earliest possible conversion date. The amortization period was one year for most of these such loans. As of December 31, 2001, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $940,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the fiscal years ended December 31, 2001 and December 31, 2000, this amortization expense was approximately $318,000 and $622,000, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table sets forth certain information with respect to each director, officer and significant employee of the Company.

         NAME                       AGE              POSITION(S)
         ----                       ---              -----------
         E. Ted Daniels (1)         61               Chairman of the Board, Chief Executive Officer,
                                                     President and interim Chief Financial Officer

         Allard Villere (1)         68               Secretary and a Director

     SIGNIFICANT EMPLOYEES:

         Richard Nicolai            46               Technical Support Manager

         Michael Cheever            33               Controller

         Dee Shelor                 64               Executive Administrator and Office Manager
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

     Mr. Nicolai joined the Company in March 1999. He has over twenty years of experience in Information Systems Management. He has directed multiple support areas within mainframe data center environments and was the Manager of I/S Operations for Cox Communications from 1985 to 1999 before joining Prism.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain compensation awarded or paid by the Company to its executive officers during the fiscal years ended December 31, 2001 and December 31, 2000. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                                 Long-Term Compensation
                                                                        ----------------------------------
                                          Annual Compensation                  Awards             Payouts
                                    ---------------------------------   -----------------------   --------
                                                            Other                                   All
                                                            Annual                   Securities    Other
                                                            Compen-      Stock       Underlying    Compen-
    Name and               Fiscal   Salary (1)    Bonus    sation (2)   Awards (3)   Options (#)   sation
Principal Position          Year      ($)          ($)       ($)           ($)           (4)         ($)
-------------------------  ------   ----------   -------   ----------   ----------   -----------   -------
E. Ted Daniels (5)          2001     $217,902         $0    $12,246        $0         1,688,456      $0
Chief Executive Officer     2000     $198,093         $0    $10,494        $0         2,318,812      $0

Barry Lathan (5)            2001     $198,737    $15,000     $4,687        $0         1,000,000      $0
President and Chief
 Operating Officer


-------------------

     (1) The salary amounts shown for Mr. Daniels include additional amounts for salary accrued but not yet paid pursuant to Mr. Daniels' employment agreement described under "Employment Agreements" below.
     (2)  Includes auto allowances, insurance and other fringe benefits.
     (3) Includes the value attributable to shares of Common Stock acquired upon the exercise of options.
     (4) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels pursuant to his employment agreement and related stock issuance agreement described under "Employment Agreements" below. As of March 31, 2002, Mr. Daniels had been granted options to acquire an aggregate of approximately 16,899,554 shares pursuant to his employment agreement and related stock issuance agreement (approximately 14,769,554 of these options remained unexercised as of this date).
     (5) As of the date of this filing, Mr. Lathan is no longer employed by the Company and Mr. Daniels has reassumed the title of President. (See "Directors, Officers and Significant Employees.")

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 2001, the value realized therefor, the number of unexercised options at December 31, 2001 and the value of unexercised in-the-money options at December 31, 2001 for the Company's executive officers in the Summary Compensation Table above. The Company's executive officers did not hold any stock appreciation rights ("SARs") during the fiscal year ended December 31, 2001.

                                                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED            IN-THE-MONEY
                         SHARES                       OPTIONS AT FISCAL            OPTIONS AT FISCAL
                      ACQUIRED ON      VALUE             YEAR-END (#)                 YEAR-END ($)
       NAME           EXERCISE (#)    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
--------------------  -------------  -----------  ---------------------------  ---------------------------
E. Ted Daniels                   0           $0          13,859,498/0                  $291,049/$0
Barry Lathan                     0           $0           1,000,000/0                   $21,000/$0


EMPLOYMENT AGREEMENTS

     The Company and Mr. Daniels have entered into an employment agreement which, among other things, provides that during the term of the agreement, Mr. Daniels shall be the President and Chief Executive Officer of the Company and shall receive an annual base salary of $120,000 (subject to annual review and increases), an annual bonus equal to 10% of the Company's consolidated operating income before interest, taxes, bonus payments and certain other fringe benefits, 320,000 shares of Common Stock at no cost and a non-qualified stock option to acquire a number of shares of Common Stock equal to the greater of (i) 640,000 or (ii) the difference between 8% of the diluted Common shares outstanding from time to time and the 320,000 Common shares previously issued to Mr. Daniels (subject to certain anti-dilution adjustments) at an exercise price of $0.25 per share. In December 1995, the Board of Directors approved the acceleration of the vesting of such options to become fully vested and immediately exercisable, provided that as of such date (i) the Company has not terminated Mr. Daniels for cause pursuant to the Employment Agreement and (ii) Mr. Daniels has not voluntarily resigned from the Company. Also in December 1995, the Company approved that all options granted under this Agreement are issued pursuant to Rule 701 of the Securities Act. In May 1996, the Board of Directors waived the payment by Mr. Daniels of the exercise price with respect to 1,150,430 shares issuable upon exercise of such options. In May 1997, the Board of Directors approved that the exercise price of all options granted to Mr. Daniels under this agreement be reduced to $0.04 per share. In December 1997, the Board of Directors amended the agreement to provide for the annual salary increase to be set at 10% retroactive to the date of Mr. Daniels' original contract (September
1994). The Company has not paid Mr. Daniels the full amount of salary due under this formula and has accrued the unpaid balance. Also in December 1997, the Board approved that all options issuable to Mr. Daniels under this agreement be exercisable at no cost and that the agreement be extended to September 30, 2000. In October 1998, the Board extended the agreement to September 14, 2002. In August 2000, the Board extended the agreement to September 14, 2004.

     Other than the foregoing agreement between the Company and Mr. Daniels, there are no other employment agreements between the Company and any of its directors, officers or significant employees.

STOCK OPTION PLANS

     1993 STOCK OPTION PLAN

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorizes the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2001, options for 62,500 shares of Common Stock available for grant under the 1993 Plan had been exercised, approximately 228,600 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 338,900 shares of Common Stock remained available for grant thereunder. The 1993 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 2001 nor during the fiscal year ended December 31, 2000.

     1996 STOCK OPTION PLAN

     In May 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1993 Plan authorizes the granting of options to purchase up to a maximum 600,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2001, none of the options available for grant under the 1996 Plan had been exercised, no shares of Common Stock were reserved for issuance upon exercise of outstanding options and 600,000 shares of Common Stock remained available for grant thereunder. The 1996 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

     The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 2001 nor during the fiscal year ended December 31, 2000.

     2000 NONSTATUTORY STOCK OPTION PLAN

     In May 2000 the Board of Directors adopted the Prism Software Corporation 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to qualified employees and directors of the Company. As of December 31, 2001, none of the options available for grant under the 2000 Plan had been exercised, approximately 1,865,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 1,135,000 shares of Common Stock remained available for grant thereunder. The 2000 Plan will terminate on May 4, 2010, unless sooner terminated by the Board of Directors.

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

     The Company granted options to purchase 1,000,000 shares of common stock to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2001. The Company did not grant any options to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2000.

     MANAGEMENT OPTIONS

     Pursuant to his employment agreement with the Company, Mr. Daniels has been granted options to purchase shares of Common Stock. See "Summary Compensation Table," "Option Exercises and Fiscal Year-End Values," and "Employment Agreements."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2002, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Executive Officers; and (iv) all directors and Executive Officers of the Company as a group.

      NAME AND ADDRESS                        NUMBER OF SHARES          PERCENTAGE OF OUTSTANDING
     OF BENEFICIAL OWNER                   BENEFICIALLY OWNED (1)               SHARES (1)
--------------------------------------   ----------------------------   -------------------------
E. Ted Daniels
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                         17,231,908  (2)                    11.1%

Allard Villere
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                            774,531  (3)                       *

James Martin
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                             28,575,695  (4)                    20.1%

Third Century II
1711 Chateau Court
Fallston, MD  21047                            19,526,854                         13.9%

Conrad and Carl von Bibra
1810 Fair Oaks
Suite 209
South Pasadena, CA  91030                      93,672,488  (5)                    50.2%

All Directors and
Executive Officers of the
Company as a Group (3 persons)                 18,006,439  (6)                    11.6%

-------------------

     *    Less than 1%.

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 31, 2002, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

     (2) Includes 14,791,908 shares of Common Stock issuable upon the exercise of options that are either vested as of March 31, 2002 or could potentially vest within 60 days after such date. These options entitle Mr. Daniels to purchase up to 8% (subject to certain anti-dilution adjustments) of the fully-diluted number of shares of Common Stock of the Company. (See "Executive Compensation-Employment Agreements.")
     (3) Includes 65,697 shares of Common Stock issuable upon the exercise of options, all of which are exercisable within 60 days after March 31, 2002.
     (4) Includes 2,161,684 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2002 or could vest within 60 days after such date which are beneficially owned by James Martin, Cameron Martin (his son) or certain entities that James Martin represents (Capital Investment Holdings LLC, Huntington Partners, MARCO II Partners and MV Ventures). James Martin beneficially owns 512,500 shares of Common Stock. Cameron Martin beneficially owns 62,500 shares of Common Stock. Capital Investment Partners Holdings LLC beneficially owns 25,226,511 shares of Common Stock and an additional 2,161,684 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2002 or could potentially vest within 60 days after such date. Huntington Partners beneficially owns 312,500 shares of Common Stock, MARCO II Partners beneficially owns 100,000 shares of Common Stock, and MV Ventures beneficially owns 200,000 shares of Common Stock.
     (5) Includes 46,558,143 shares of Common Stock issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2002 or could vest within 60 days after such date which are beneficially owned by Conrad von Bibra or his son, Carl von Bibra. Conrad von Bibra beneficially owns 31,206,845 shares of Common Stock and an additional 37,890,012 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2002 or could vest within 60 days after such date. Carl von Bibra beneficially owns 15,907,500 shares of Common Stock and 8,668,131 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2002 or could vest within 60 days after such date.
     (6) Includes shares of Common Stock issuable upon the exercise of options described in notes (2) and (3) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ISSUANCE OF COMMON STOCK AND WARRANTS

     In February 2001, Allard Villere, a director of the Company, acquired 50,000 shares of Common Stock upon exercising outstanding stock options for $1,500, or $0.03 per share. No commissions were paid in connection with this transaction.


     CERTAIN NOTES AND NOTE CONVERSIONS

     From January to July 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $833,000 to three investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to July 2001. The notes are convertible upon maturity into shares of Common Stock at the rate of $0.05 per share at the option of the holders. The notes were issued to Third Century II ($20,000), Carl von Bibra ($107,000 in the aggregate) and Conrad von Bibra ($706,000 in the aggregate). Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction. $20,000 of such notes (plus unpaid accrued interest) were converted into shares of Common Stock in May 2000.

     In May 2000, approximately $1,124,000 of debt was converted into 68,857,821 shares of Common Stock. The shares were issued to Capital Investment Partners (approximately $109,000 converted into 10,468,075 shares, now owned by Capital Investment Partners Holdings LLC), Northstar Capital Partners (approximately $138,000 converted into 13,373,436 shares, now owned by Capital Investment Partners Holdings LLC), Eric Nickerson (approximately $12,000 converted into 1,175,000 shares), Third Century II (approximately $170,000 converted into 16,091,965 shares), Carl von Bibra (approximately $115,000 converted into 6,961,500 shares) and Conrad von Bibra (approximately $580,000 converted into 20,787,845 shares). Capital Investment Partners Holdings LLC is represented by James Martin, a beneficial owner. Eric Nickerson is the managing partner of Third Century II, a beneficial owner. Carl von Bibra is the son of Conrad von Bibra. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Neither James Martin nor the von Bibra family is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

     In September 2000, the Company issued Convertible Promissory Notes in the aggregate principal amount of $40,206 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature in September 2001. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Threshold Technology Partners ($5,412) and Conrad von Bibra ($34,794). Neither Threshold Technology Partners, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

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

     From November 2000 to August 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $1,167,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from November 2001 to August 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to Carl von Bibra ($682,000 in the aggregate) and Conrad von Bibra ($485,000 in the aggregate). Carl von Bibra is the son of Conrad von Bibra. The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

     From August to December 2001, the Company borrowed an aggregate of $854,000 from Carl von Bibra under an Open-Ended Convertible Promissory Note. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from August to December 2002. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). Mr.von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

     In February 2001, approximately $7,800 of debt was converted into 250,000 shares of Common Stock by Allard Villere, a director of the Company. No commissions were paid in connection with this transaction.

     In August 2001, approximately $22,200 of debt was converted into 444,889 shares of Common Stock by Third Century II. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

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

4.4      Form of Warrant for Common Stock, issued 2000-2001 (5) (Exhibit 4.5)

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

10.5     Form of Incentive Stock Option Agreement pertaining to the 1996 Plan
         (1) (Exhibit 10.5)

10.6 Prism Software Corporation 2000 Nonstatutory Stock Option Plan ("2000 Plan") (3) (Exhibit 10.1)

10.7     Form of Stock Option Agreement pertaining to the 2000 Plan (3) (Exhibit
         10.2)

Exhibit
Number                        Description
------                        -----------

10.8 Lease dated April 21, 1994, by and between the Company and the Mort Herrmann Family Trust (1) (Exhibit 10.6)

10.9 Amendments dated April 15, 1999 to the April 21, 1994 lease by and between the Company and the Mort Herrmann Family Trust (2) (Exhibit 10.7)

10.10 Amended and Restated Employment Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.7)

10.11 Non-Qualified Stock Option Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.8)

10.12 Summary of Resolutions and Amendments through October 15, 1998 to Employment Agreement and Non-Qualified Stock Option Agreement by and between the Company and E. Ted Daniels (2) (Exhibit 10.10)

10.13 Promissory Note dated August 9, 1991, made to the order of George E. Williams in the principal amount of $22,000 (2) (Exhibit 10.11)

10.14 Promissory Note dated December 9, 1991, made to the order of Personal Computer Products, Inc. in the principal amount of $40,000 (2) (Exhibit 10.12)

10.15 Promissory Note dated April 15, 1993, made to the order of James or Judith Bone in the principal amount of $63,031 (2) (Exhibit 10.13)

10.16 Promissory Note dated February 17, 1994, made to the order of Shirley McGarvey in the principal amount of $35,000 (2) (Exhibit 10.14)

10.17 Promissory Note dated December 31, 1994, made to the order of James Bone in the principal amount of $70,168 (2) (Exhibit 10.15)

10.18 Promissory Note dated December 31, 1994, made to the order of Allard Villere in the principal amount of $15,996 (2) (Exhibit 10.16)

10.19 Convertible Promissory Note dated July 29, 1995, made to the order of Northstar Capital Partners, LP ( now owned by Capital Investment Partners Holdings LLC) in the principal amount of $40,000 (1) (Exhibit 10.15)

10.20 Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Northstar Capital Partners, LP (now held by Capital Investment Partners Holdings LLC) in the principal amount of $40,000 (2) (Exhibit 10.18)

Exhibit
Number                        Description
------                        -----------

10.21 Convertible Promissory Note dated July 29, 1995, made to the order of Peachtree Capital Partners, LP (now owned by Capital Investment Partners Holdings LLC) in the principal amount of $60,000 (1) (Exhibit 10.14)

10.22 Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Peachtree Capital Partners, LP (now held by Capital Investment Partners Holdings LLC) in the principal amount of $60,000 (2) (Exhibit 10.20)

10.23 Form of Convertible Promissory Notes dated March 31, 1999 to July 3, 2000, aggregate principal amount of $1,630,000 (2) (Exhibit 10.27)

10.24 Form of Convertible Promissory Notes dated September 25, 2000 and September 29, 2000, aggregate principal amount of $40,206 (5) (Exhibit 10.24)

10.25 Form of Convertible Promissory Notes dated October 4, 2000, aggregate principal amount of $19,330 (5) (Exhibit 10.25)

10.26 Form of Convertible Promissory Notes dated November 14, 2000 to August 23, 2001, aggregate principal amount of $1,167,000 (6)

10.27 Open-Ended Convertible Promissory Note dated August 29, 2001, made to the order of Carl von Bibra, aggregate principal amount of $854,000 through December 31, 2001 (6)

10.28 Form of Warrant for Common Stock, issuable to Carl von Bibra upon the conversion of any or all of the amounts borrowed under the August 29, 2001 Open-Ended Convertible Promissory Note (6)

-------------------

     (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Registration Statement on Form SB-2 (SEC File No. 333-5450-LA).
     (2) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
     (3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
     (4) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
     (5) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
     (6)  Filed herewith.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION

Dated: April 15, 2002              By:  /s/ E. Ted Daniels
                                   ---------------------------------------------
                                   President, Chief Executive Officer, Chief
                                   Financial Officer and Director (Principal
                                   Executive Officer and Principal Financial and
                                   Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                Title                              Date
      ----                                -----                              ----
/s/ E. Ted Daniels            President, Chief Executive Officer,       April 15, 2002
------------------            Chief Financial Officer and Director
E. Ted Daniels                (Principal Executive Officer and
                              Principal Financial and Principal
                              Accounting Officer)

/s/ Allard C. Villere         Director                                  April 15, 2002
---------------------
Allard C. Villere


                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



                           PRISM SOFTWARE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                          F-2

Balance Sheet as of December 31, 2001                                       F-3

Statements of Operations for the Years Ended
     December 31, 2001 and 2000                                             F-4

Statements of Stockholders' Deficit for the Years Ended
     December 31, 2001 and 2000                                             F-5

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000                                             F-6

Notes to Financial Statements                                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors and Stockholders
Prism Software Corporation

We have audited the accompanying balance sheet of Prism Software Corporation (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 2001 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 5, 2002


                           PRISM SOFTWARE CORPORATION
                                 Balance Sheet

                                                                        DECEMBER 31,
                                                                            2001
                                                                       -------------

                                      ASSETS

Current assets
  Cash                                                                 $     42,513
  Accounts receivable, net of allowance
    for doubtful accounts of $4,631                                          46,643
  Inventory                                                                     924
                                                                       -------------
    Total current assets                                                     90,080

  Equipment                                                                  64,131
  Other                                                                     130,186
                                                                       -------------
                                                                       $    284,397
                                                                       =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                         $  3,745,430
  Accrued interest - stockholders                                           502,428
  Accrued expenses - stockholders                                            30,203
  Notes payable                                                              51,024
  Accounts payable                                                          239,826
  Accrued expenses                                                          233,223
  Deferred revenue                                                          123,145
                                                                       -------------
    Total current liabilities                                             4,925,279
                                                                       -------------

  Commitments and contingencies                                                   -

  Stockholders' deficit
    Preferred stock - 5,000,000 shares authorized, $.01 par value
      Series A - 100,000 shares issued, 78,800 shares outstanding               788
    Common stock - 300,000,000 shares authorized, $.01 par value
      140,091,534 shares issued and outstanding                           1,400,915
  Additional paid-in capital                                              8,205,130
  Accumulated deficit                                                   (14,247,715)
                                                                       -------------
    Total stockholders' deficit                                          (4,640,882)
                                                                       -------------
                                                                       $    284,397
                                                                       =============

   The accompanying notes are an integral part of these financial statements.


                           PRISM SOFTWARE CORPORATION
                            Statements of Operations

                                                        YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                      2001                2000
                                                 --------------      --------------
Net sales
  Products                                       $     171,695       $     236,085
  Services                                             248,640             292,536
                                                 --------------      --------------
                                                       420,335             528,621
                                                 --------------      --------------

Cost of sales
  Products                                              38,837              82,812
  Services                                               9,286              26,370
                                                 --------------      --------------
                                                        48,123             109,182
                                                 --------------      --------------
    Gross profit                                       372,212             419,439
                                                 --------------      --------------

Operating expenses
  Selling and administrative                         2,044,955           1,612,649
  Research and development                             240,581             240,510
                                                 --------------      --------------
                                                     2,285,536           1,853,159
                                                 --------------      --------------
    Loss from operations                            (1,913,324)         (1,433,720)

Gains from legal settlements                           125,347                   -
Interest expense - stockholders                       (550,433)           (795,525)
Interest expense                                        (7,487)             (8,616)
                                                 --------------      --------------
Net loss                                         $  (2,345,897)      $  (2,237,861)
                                                 ==============      ==============

Basic and diluted net loss per common share      $       (0.02)      $       (0.02)
                                                 ==============      ==============

Basic and diluted weighted average
  number of common shares outstanding              135,960,193         103,206,606
                                                 ==============      ==============

   The accompanying notes are an integral part of these financial statements.


                                          PRISM SOFTWARE CORPORATION
                                     Statements of Stockholders' Deficit
                                    Years Ended December 31, 2001 and 2000

                                            SERIES A              SERIES B
                                         PREFERRED STOCK      PREFERRED STOCK            COMMON STOCK
                                      -------------------- --------------------- -----------------------------
                                       SHARES      AMOUNT    SHARES      AMOUNT      SHARES        AMOUNT
                                      ---------- --------- ----------- ---------- -------------- -------------
Balance, December 31, 1999               99,000  $     990    27,777   $    278     60,123,272   $   601,233

  Issuance of common stock for cash           -          -         -          -      3,150,000        31,500

  Intrinsic value of beneficial
    conversion feature                        -          -         -          -              -             -

  Conversion of notes payable                 -          -         -          -     70,865,582       708,656

  Exercise of stock options                   -          -         -          -         12,500           125

  Issuance of stock options                   -          -         -          -              -             -

  Net loss                                    -          -         -          -              -             -

                                      ---------- ---------- ---------  ---------  ------------- -------------
Balance, December 31, 2000               99,000        990    27,777        278    134,151,354     1,341,514

  Issuance of common stock for cash           -          -         -          -      2,500,000        25,000

  Conversion of preferred stock         (20,200)      (202)  (27,777)      (278)     2,695,291        26,953

  Intrinsic value of beneficial
    conversion feature                        -          -         -          -              -             -

  Conversion of notes payable                 -          -         -          -        694,889         6,948

  Exercise of stock options                   -          -         -          -         50,000           500

  Issuance of stock options                   -          -         -          -              -             -

  Net loss                                    -          -         -          -              -             -

                                      ---------- ---------- ---------  ---------  -------------  -------------
Balance, December 31, 2001               78,800  $     788         -   $      -    140,091,534   $  1,400,915
                                      ========== ========== =========  =========  =============  =============

                                                                     (continued)


                                                         UNAMORTIZED
                                                         DISCOUNT OF
                                          ADDITIONAL      BENEFICIAL                        TOTAL
                                           PAID-IN        CONVERSION     ACCUMULATED    STOCKHOLDERS
                                           CAPITAL         FEATURE         DEFICIT         DEFICIT
                                        -------------- -------------   -------------- ---------------

Balance, December 31, 1999              $   6,260,235   $         -    $  (9,663,957) $   (2,801,221)

  Issuance of common stock for cash           241,868             -                -         273,368

  Intrinsic value of beneficial
    conversion feature                        852,330      (230,333)               -         621,997

  Conversion of notes payable                 444,282             -                -       1,152,938

  Exercise of stock options                       250             -                -             375

  Issuance of stock options                   157,152             -                -         157,152

  Net loss                                          -             -       (2,237,861)     (2,237,861)

                                        -------------- -------------  --------------- ---------------
Balance, December 31, 2000                  7,956,117      (230,333)     (11,901,818)     (2,833,252)

  Issuance of common stock for cash            98,043             -                -         123,043

  Conversion of preferred stock               (26,473)            -                -               -

  Intrinsic value of beneficial
    conversion feature                         88,000       230,333                -         318,333

  Conversion of notes payable                  23,096             -                -          30,044

  Exercise of stock options                     1,000             -                -           1,500

  Issuance of stock options                    65,347             -                -          65,347

  Net loss                                          -             -       (2,345,897)     (2,345,897)

                                        -------------- -------------  --------------- ---------------
Balance, December 31, 2001              $   8,205,130  $          -   $  (14,247,715) $   (4,640,882)
                                        ============== =============  =============== ===============

   The accompanying notes are an integral part of these financial statements.


                           PRISM SOFTWARE CORPORATION
                            Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(2,345,897)      $(2,237,861)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                                  43,926            33,553
    Gains from legal settlements                                                 (92,958)                -
    Issuance of stock options                                                     65,347           157,152
    Amortization of beneficial conversion feature                                318,333           621,997
    (Increase) decrease in assets
      Accounts receivable                                                         (9,294)            8,839
      Inventory                                                                   24,683           (17,816)
      Other assets                                                              (122,448)           (2,877)
    Increase (decrease) in liabilities
      Accounts payable                                                            62,540           (28,021)
      Accrued expenses                                                           240,654           108,319
      Deferred revenue                                                           (48,485)           22,758
                                                                             ------------      ------------
        Net cash used by operating activities                                 (1,863,599)       (1,333,957)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                          (47,020)          (20,894)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                       1,806,000         1,107,536
  Payments on notes                                                              (12,835)           (9,133)
  Proceeds from issuance of common stock                                         123,043           273,368
  Exercise of stock options                                                        1,500               375
                                                                             ------------      ------------
        Net cash provided by financing activities                              1,917,708         1,372,146
                                                                             ------------      ------------
Net increase in cash                                                               7,089            17,295

Cash, beginning of period                                                         35,424            18,129
                                                                             ------------      ------------
Cash, end of period                                                          $    42,513       $    35,424
                                                                             ============      ============

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of notes payable to common stock                                $    30,044       $ 1,152,938
                                                                             ============      ============

             The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

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

      Concentrations of risk
      ----------------------

      In 2001 and 2000 the three largest customers accounted for 28% and 34%, respectively, of sales. At December 31, 2001 and 2000, the three largest accounts receivable totaled 86% and 82%, respectively.

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

      Software Development Costs
      --------------------------

      Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2001.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

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

      Advertising costs
      -----------------

      Advertising costs are expensed as incurred. During 2001 and 2000 advertising costs totaled $45,535 and $13,120, respectively.

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

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

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

      Recent accounting pronouncements
      --------------------------------

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The impact of this statement did not have a material affect on the Company's financial statements.

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002. Management does not expect these pronouncements to materially impact the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Recent accounting pronouncements (continued)
      --------------------------------------------

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the requirements of SFAS 144, but does not expect that this pronouncement will materially impact the Company's financial position or results of operations.

      In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The impact of this statement did not have a material affect on the Company's financial statements.

2.    EQUIPMENT
---------------

          Furniture and equipment                        $  80,006
          Computer equipment and software                  166,940
                                                         ----------
                                                           246,946
          Accumulated depreciation and amortization       (182,815)
                                                         ----------
                                                         $  64,131
                                                         ==========

3.    ACCRUED EXPENSES
----------------------

          Wages and benefits                             $  79,862
          Interest other                                    33,417
          Sales commissions                                 48,676
          Other                                             71,268
                                                         ----------
                                                         $ 233,223
                                                         ==========

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

4.    NOTES PAYABLE
-------------------

      All notes are unsecured.

      Stockholders
      ------------

      7% to 10%, past due August 1996                                                $    129,895

      8%, convertible into common stock at $.10 per share at holders'
      option, past due December 1999                                                      100,000

      8%, convertible into common stock at $.05 per share at holders'
      option at maturity, past due December 2000                                          622,000

      8%, convertible into common stock at $.05 per share at holders'
      option at maturity, past due on various dates between January and July 2001         813,000

      8%, convertible into common shares at $.05 per share at holders'
      option at any time, past due October 2001                                            19,330

      8%, convertible into common stock at $.05 per share at holders' option only upon default, past due on various dates between September
      and December 2001                                                                   255,205

      8%, convertible into common stock at $.05 per share at holders' option only upon default, due on various dates between January
      and August 2002; $372,000 past due at April 5, 2002                                 952,000

      8%, convertible into common stock at $.05 per share at holders' option only upon default, due on various dates between August
      and December 2002; upon the conversion of all or any portion, warrants to purchase an equal number of additional shares of
      common stock at $.12 per share will also be issued                                  854,000
                                                                                     -------------
                                                                                     $  3,745,430
                                                                                     =============

      Other                                                                          $     51,024
                                                                                     =============

      The $813,000, $19,330 and certain of the $255,205 notes above contain a beneficial conversion feature equal to or lesser than the face value of each applicable note, which is reflected in additional paid-in capital in the accompanying financial statements. During 2001 and 2000, $318,333 and $621,997, respectively, of the beneficial conversion feature was amortized and included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

5.    PREFERRED STOCK
---------------------

      The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A).

      Series A
      --------

      The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 78,800 shares of Series A outstanding at December 31, 2001 are currently convertible at the election of the holders into 3,413,616 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one noncumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

      During the fourth quarter of 2001, the Company converted 20,200 Preferred Series A shares into 875,064 shares of common stock at $.01 per share.

      At December 31, 2001, the amount of dividends in arrears on the remaining 78,880 shares of Series A 10% cumulative preferred stock was $375,088 ($4.76 per share).

      Series B
      --------

      The holders of Series B are entitled to receive, when and as declared by the Board, cumulative annual dividends of $0.72 per share commencing upon issuance and payable quarterly. Series B has a liquidation preference of $9.00 per share plus any accrued but unpaid dividends.

      During November 2001, the Company converted all 27,777 Preferred Series B shares into 1,820,227 shares of common stock at $.01 per share.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

6.    COMMON STOCK
------------------

      In February 2001, a director exercised options for 50,000 shares of common stock at $.03 per share. The same director converted $7,800 of debt to 250,000 shares of common stock.

      In July and August 2001, the Company sold 2,500,000 shares of common stock, and issued warrants to purchase an additional 2,500,000 shares of common stock (exercisable at $0.12 per share), in a private placement for $125,000, or $0.05 per share, net of fees of $1,957.

      In August 2001, the Company converted debt totaling $22,244 into 444,889 shares of common stock.

7.    STOCK OPTIONS
-------------------

      Financing Options
      -----------------

      In 1994, the Company issued options to certain lenders to acquire up to 325,093 shares of the Company's common stock in connection with loans made to the Company. The options vested at issuance, are exercisable at $2.00 per share and expire in January 2004.

      1993 Stock Option Plan
      ----------------------

      The Company's 1993 Stock Option Plan provides for the issuance of options to employees, directors, officers, and advisors of the Company to acquire up to 630,000 shares of the Company's common stock. Options issued under this plan are generally granted at estimated market value, vest at varying rates and expire within ten years from the date of grant or within 90 days after termination of employment.

      1996 Stock Option Plan
      ----------------------

      The Company's 1996 Stock Option Plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 600,000 shares of the Company's common stock. Options issued under this plan are generally granted at estimated market value, and expire within three years from the date of grant or within 90 days after termination of employment.

      2000 Stock Option Plan
      ----------------------

      The Company's 2000 Stock Option Plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 3,000,000 shares of common stock. Options issued under this plan are generally exercisable at 85% of the market value on the date of grant, vest over three years and expire within ten years from the date of grant or within 90 days after termination of employment.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

7.    STOCK OPTIONS (CONTINUED)
-------------------------------

      Other Management Options
      ------------------------

      In connection with the employment terms of the Company's Chief Executive Officer, options are awarded to maintain an 8% interest in the Company's fully-diluted common stock (subject to certain anti-dilution adjustments). These options are exercisable at no cost, vest on the date of grant and expire within ten years.

      The Company has elected to continue to account for stock based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. Compensation costs incurred in 2001 and 2000 were $65,347 and $157,152, respectively. Had compensation cost been determined as prescribed under SFAS 123, the Company's net losses and loss per share would have been increased to the pro forma amounts indicated below which were estimated using the Black-Scholes option pricing model with the following assumptions.

                                              2001           2000
                                              ----           ----
              Expected life (years)           3-10 years     4 years
              Risk-free interest rate         4.4%           6.50%
              Volatility                      100%           200%

                                                 2001                2000
                                             -------------      -------------
Net loss
  As reported                                $ (2,345,897)      $ (2,237,861)
  Pro forma                                  $ (2,384,032)      $ (2,424,891)

Basic and diluted loss per share
  As reported                                $      (0.02)      $      (0.02)
  Pro forma                                  $      (0.02)      $      (0.02)

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

7.    STOCK OPTIONS (CONTINUED)
-------------------------------

      Stock option activity for the years ended December 31, 2001 and 2000 follows:

                                  WEIGHTED             WEIGHTED            WEIGHTED              WEIGHTED                   WEIGHTED
                                   AVERAGE             AVERAGE              AVERAGE               AVERAGE      OTHER        AVERAGE
                     FINANCING     OPTION    1993       OPTION    1996      OPTION     2000       OPTION     MANAGEMENT      OPTION
                      OPTIONS       PRICE    PLAN       PRICE     PLAN       PRICE     PLAN        PRICE       OPTIONS        PRICE
                    ----------------------------------------------------------------------------------------------------------------
December 31, 1999      197,093      2.00   494,600       0.77   400,000       0.03           -         -       9,852,230        -
                    ----------------------------------------------------------------------------------------------------------------
Granted                      -              50,000       0.03         -          -   1,040,000      0.05       2,318,812
Expired                      -         -  (241,000)     (0.05) (200,000)     (0.03)          -         -               -        -
Exercised                    -             (12,500)     (0.03)        -          -           -         -               -        -
                    ----------------------------------------------------------------------------------------------------------------

December 31,  2000     197,093      2.00   291,100       1.27   200,000       0.03   1,040,000      0.05      12,171,042        -
Granted                      -                   -          -         -          -   1,075,000      0.03       1,688,456        -
Expired                      -         -   (12,500)     (0.03) (200,000)     (0.03)   (250,000)    (0.05)              -        -
Exercised                    -             (50,000)     (0.03)        -          -           -         -               -
                    ----------------------------------------------------------------------------------------------------------------
December 31, 2001      197,093      2.00   228,600       1.60         -          -   1,865,000      0.04      13,859,498        -
                    ================================================================================================================


      The following information applies to options outstanding at December 31, 2001:

                                                    WEIGHTED            WEIGHTED                               WEIGHTED
                                                    AVERAGE              AVERAGE                                AVERAGE
                               NUMBER              REMAINING            EXERCISE             NUMBER            EXERCISE
                             OUTSTANDING        CONTRACTUAL LIFE          PRICE            EXERCISABLE           PRICE
                          ------------------  ---------------------  ----------------   ------------------  ----------------
1993 stock option plan              228,600            2                      $ 1.60              228,600            $ 1.60
2000 stock option plan            1,865,000           1.25                    $ 0.04            1,547,000            $ 0.04
Other management options         13,859,498            3                      $    -           13,859,498            $    -
Financing options                   197,093            2                      $ 2.00              197,093            $ 2.00
                          ------------------                                            ------------------
                                 16,150,191                                                    15,832,191
                          ==================                                            ==================

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

8.    WARRANTS
--------------

      The Company issued warrants in conjunction with the private placement described in Note 6 and in the year 2000. No value has been ascribed to the warrants as (1) the warrants were issued at exercise prices equal to or greater than the fair value of the Company's common stock on the date of issuance and (2) there is no market for the warrants. At December 31, 2001 all warrants are outstanding and expire as follows:

               NUMBER              DATE          EXERCISE      EXPIRATION
               Issued             Issued           Price          Date
          -------------------------------------------------------------------
                   250,000      June 2000            $ 0.12    June 2003
                 2,400,000      July 2000            $ 0.12    July 2003
                   500,000     August 2000           $ 0.12   August 2003
                   290,000     October 2000          $ 0.12   October 2003
                 2,500,000     August 2001           $ 0.12   August 2004
          -----------------
                 5,940,000
          =================

9.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

      The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations. Incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators as their effect would be antidilutive.

                                                      2001             2000
                                                 --------------   --------------
Numerator
---------
  Net loss                                       $  (2,345,897)   $  (2,237,861)
  Preferred dividends                                  (39,400)         (69,500)
                                                 --------------   --------------
  Net loss                                       $  (2,385,297)   $  (2,307,361)
                                                 ==============   ==============

Denominator
-----------
  Basic and diluted weighted average number of
  common shares outstanding during the period      135,960,193      103,206,606
                                                 --------------   --------------

Basic and diluted net loss per share             $       (0.02)   $       (0.02)
                                                 ==============   ==============

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

10.   INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

      The Company has deferred tax assets of $4,951,000 at December 31, 2001 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During, 2001 and 2000 the Company's valuation allowance increased approximately $811,000 and $646,000, respectively.

      At December 31, 2001, the Company has net operating loss carryforwards for federal tax purposes of $12,650,000 which, if unused to offset future taxable income, will expire beginning in 2004 through 2020.

11.   COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Legal proceedings
      -----------------

      The Company was a party to an arbitration proceeding filed by Arthur Wilkes, a former officer of the Company. Mr. Wilkes contended that the Company breached the terms of a April 1995 Settlement Agreement ("1995 Agreement") between him and the Company by (1) failing to make payments under a Promissory Note for $64,000 and (2) interfering with his ability to sell his shares in the Company. The liability for the $64,000 Promissory Note had been accrued in the Company's financial statements.

      The Company responded to the arbitration demand by serving a counter-demand based on Mr. Wilkes' failure to provide the Company with a copy of software the Company contended Mr. Wilkes had developed and made available to his current company. Under the terms of the 1995 Agreement, Mr. Wilkes was obligated to provide the Company with a non-exclusive license to software and software derivatives based on a product Mr. Wilkes began to develop while still employed by the Company. Mr. Wilkes denied the allegations of the counter-demand.

      The arbitration hearing was conducted in May 2001 and the arbitrator issued the award in June 2001. The arbitrator denied all of Mr. Wilkes' claims and all of the Company's counterclaims. The period for disputing the award expired in October 2001. Neither party filed any proceeding to dispute the award during this time frame, so the award became final. Accordingly, the Company wrote off the liability for the $64,000 Promissory Note and related interest of $28,958 during the fourth quarter of 2001. The gain is included as part of the caption "Gains from legal settlements" in the accompanying statements of operations.

      In March 2001, the Company settled a dispute with a customer over services the Company performed in 1999 and recognized a gain of $32,389, which is include as part of the caption "Gains from legal settlements" in the accompanying statements of operations.

                           PRISM SOFTWARE CORPORATION
                          Notes to Financial Statements
                                December 31, 2001

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------------

      Legal proceedings (continued)
      -----------------------------

      The Company is a party to an arbitration proceeding filed by a customer. The customer alleges that the software they bought from the Company in January 2000 did not perform as represented. In filing for arbitration, the customer was required to limit its eventual damage claims to $35,000. Damages have not yet been specified and an arbitration hearing has not yet been scheduled. The Company believes that the allegation is without merit, is vigorously defending this matter and does not believe that the outcome will have a material adverse effect upon the financial position or results of operations of the Company. No liability for this matter is accrued in the accompanying financial statements.

      Leases
      ------

      The office lease expires March 31, 2004 and provides for a basic rent of $7,950 per month. Rent expense was $94,389 and $91,356 in 2001 and 2000, respectively.

      Minimum annual lease payments at December 31, 2001 are as follows:

                     2002            $  95,400
                     2003               98,433
                     2004               24,861
                                     ----------

                                     $ 218,694
                                     ==========

12.   GOING CONCERN
-------------------

      The Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans to continue strengthening the Company's financial condition and operations include: restructuring the Company's debt and other liabilities, monitoring costs and cash flow activities, expanding operations through potential cooperative ventures, continuing to upgrade sales and marketing efforts and upgrading customer service and product development efforts. The Company also intends to continue raising capital to fund its operations, but no assurance can be given that such funding will be available.