Form 10QSB
period 2002-03-31
PRISM SOFTWARE CORP
filed 2002-05-20
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                  23696 Birtcher; Lake Forest, California 92630
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock               Outstanding at April 30, 2002
-----------------------------------               -----------------------------

Common Stock, par value $.01 per share                    140,091,534

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of March 31, 2002 (Unaudited)     4

                  Condensed Statements of Operations for the Three
                    Months Ended March 31, 2002 and 2001 (Unaudited)           5

                  Condensed Statements of Cash Flows for the Three
                    Months Ended March 31, 2002 and 2001 (Unaudited)           6

                  Notes to Condensed Financial Statements (Unaudited)          7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            9

         Item 2.  Changes in Securities and Use of Proceeds                   10

         Item 3.  Defaults upon Senior Securities                             10

         Item 4.  Submission of Matters to a Vote of Security Holders         10

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                                     MARCH 31,
                                                                       2002
                                                                   -------------

                                     ASSETS

Current assets
     Cash                                                          $     40,581
     Accounts receivable, net of allowance
       for doubtful accounts of $4,631                                   32,391
     Inventory                                                              810
                                                                   -------------
          Total current assets                                           73,782

     Equipment                                                           53,961
     Licenses and other                                                 131,857
                                                                   -------------
                                                                   $    259,600
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Notes payable - stockholders                                  $  4,141,430
     Accrued interest - stockholders                                    584,325
     Accrued expenses - stockholders                                     30,203
     Notes payable                                                       47,787
     Accounts payable                                                   226,393
     Accrued expenses                                                   287,665
     Deferred revenue                                                   127,149
                                                                   -------------
          Total current liabilities                                   5,444,952
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
     Preferred stock - 5,000,000 shares authorized,
       $.01 par value Series A - 100,000 shares
       issued, 78,800 shares outstanding                                    788
     Common stock - 300,000,000 shares authorized,
       $.01 par value 140,091,534 shares issued
       and outstanding                                                1,400,915
     Additional paid-in capital                                       8,218,781
     Accumulated deficit                                            (14,805,836)
                                                                   -------------
          Total stockholders' deficit                                (5,185,352)
                                                                   -------------
                                                                   $    259,600
                                                                   =============

   The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                 -------------------------------
                                                     2002               2001
                                                 --------------   --------------

Net sales
   Products                                      $      98,671    $      67,000
   Services                                             83,650           64,011
                                                 --------------   --------------
                                                       182,321          131,011
                                                 --------------   --------------

Cost of sales
   Products                                             33,059           20,616
   Services                                             10,413            1,844
                                                 --------------   --------------
                                                        43,472           22,460
                                                 --------------   --------------
      Gross profit                                     138,849          108,551
                                                 --------------   --------------

Operating expenses
   Selling and administrative                          528,611          435,017
   Research and development                             84,974           57,097
                                                 --------------   --------------
                                                       613,585          492,114
                                                 --------------   --------------
      Loss from operations                            (474,736)        (383,563)

Gains from legal settlements                                --           32,388
Interest expense - stockholders                        (81,896)        (209,690)
Interest expense                                        (1,489)          (2,131)
                                                 --------------   --------------
Net loss                                         $    (558,121)   $    (562,996)
                                                 ==============   ==============

Basic and diluted net loss per common share      $       (0.00)   $       (0.00)
                                                 ==============   ==============

Basic and diluted weighted average
  number of common shares outstanding              140,091,534      134,334,688
                                                 ==============   ==============

   The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                               2002          2001
                                                            ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(558,121)   $(562,996)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation                                             16,670        8,106
      Issuance of stock options                                13,651       24,271
      Amortization of beneficial conversion feature                --      164,125
      (Increase) decrease in assets
         Accounts receivable                                   14,252      (86,932)
         Inventory                                                114        8,318
         Licenses and other assets                             (8,171)      (1,934)
      Increase (decrease) in liabilities
         Accounts payable                                     (13,433)      67,248
         Accrued expenses                                     136,339       82,173
         Deferred revenue                                       4,004      (32,209)
                                                            ----------   ----------
            Net cash used by operating activities            (394,695)    (329,830)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                           --      (15,397)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable - stockholders     396,000      332,000
   Payments on notes                                           (3,237)      (4,109)
   Exercise of stock options                                       --        1,500
                                                            ----------   ----------
            Net cash provided by financing activities         392,763      329,391
                                                            ----------   ----------
Net decrease in cash                                           (1,932)     (15,836)

Cash, beginning of period                                      42,513       35,424
                                                            ----------   ----------
Cash, end of period                                         $  40,581    $  19,588
                                                            ==========   ==========

Supplemental disclosure of non-cash investing and
   financing activities:
   Conversion of notes payable to common stock              $      --    $   7,800
                                                            ==========   ==========

   The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Certain of the statements contained in this report, including those under "Management's Discussion and Analysis or Plan of Operation," and especially those contained under "Liquidity and Capital Resources" may be "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to Prism Software Corporation ("the Company") on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-KSB as well as risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to the document and content management industry and future trends and results cannot be predicted with certainty.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001)

         For the quarter ended March 31, 2002, the Company reported a loss of approximately $558,000, or $0.00 per share, compared with a loss of approximately $563,000, or $0.00 per share, for the quarter ended March 31, 2001. The loss decreased approximately $5,000 due primarily to the following:

         o Product and service revenue increased approximately $51,000 due primarily to an increase in revenue related to the selling of certain third-party products and services.
         o Cost of sales increased approximately $21,000 from approximately $22,000, or about 17% of revenue, to approximately $43,000, or about 24% of revenue. This was due primarily to an increase in revenue related to the selling of certain third-party products and services which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.
         o Total operating expenses increased approximately $121,000 due primarily to an increase in personnel costs.
         o The Company recognized a gain of approximately $32,000 from a legal settlement in the quarter ended March 31, 2001.

         o Interest expense decreased approximately $128,000 due primarily to a decrease of about $164,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. (See "Liquidity and Capital Resources.") This was partially offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had cash and cash equivalents of approximately $41,000. The principal source of liquidity in the three months ended March 31, 2002 was approximately $396,000 of additional borrowings.

         Through March 31, 2002, the Company had issued an aggregate of approximately $1,023,000 in debt that was convertible at the lenders' option into Common Stock at a conversion rate that was below the market price of the Common Stock at the time the loans were made. (Approximately $1,003,000 of this debt was outstanding as of March 31, 2002.) The value of the beneficial conversion feature (discount) on each such loan was equal to or lesser than the face value of the loan and was amortized from the date the lender gained the right to convert the loan through to the loan's earliest possible conversion date. The amortization period was one year for most of these such loans. As of March 31, 2002, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $940,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended March 31, 2002 and March 31, 2001, this amortization expense was $0 and approximately $164,000, respectively.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended March 31, 2002, the Company borrowed an aggregate of $396,000 from Carl von Bibra under an Open-Ended Convertible Promissory Note. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from January to March 2003. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). Mr.von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of April 30, 2002, the Company was in default on certain notes payable totaling approximately $3,013,000, including accrued interest. Approximately $2,705,000 of this amount is convertible into approximately 52.4 million shares of Common Stock.

         As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.

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

Date:  May 20, 2002

                                       Prism Software Corporation

                                       By: /s/ E. Ted Daniels
                                       -----------------------------------------
                                       E. Ted Daniels, Chief Executive Officer,
                                       President, Chief Financial Officer and
                                       Director (Principal Executive Officer
                                       and Principal Financial and Principal
                                       Accounting Officer)