Form 10QSB
period 2002-06-30
PRISM SOFTWARE CORP
filed 2002-08-19
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Title of Each Class of Common Stock                 Outstanding at July 31, 2002
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share                      140,091,534

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Financial Statements

                 Condensed Balance Sheet as of June 30, 2002 (Unaudited)     4

                 Condensed Statements of Operations for the Three and
                   Six Months Ended June 30, 2002 and 2001 (Unaudited)       5

                 Condensed Statements of Cash Flows for the Six
                   Months Ended June 30, 2002 and 2001 (Unaudited)           6

                 Notes to Condensed Financial Statements (Unaudited)         7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          10

         Item 2. Changes in Securities and Use of Proceeds                  11

         Item 3. Defaults upon Senior Securities                            11

         Item 4. Submission of Matters to a Vote of Security Holders        11

         Item 5. Other Information                                          12

         Item 6. Exhibits and Reports on Form 8-K                           12

                  PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)

                                                                       JUNE 30,
                                                                        2002
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $     39,343
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                      33,169
  Inventory                                                               1,329
                                                                   -------------
     Total current assets                                                73,841

Equipment                                                                43,007
Licenses and other                                                       20,742
                                                                   -------------
                                                                   $    137,590
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  4,547,430
  Accrued interest - stockholders                                       674,087
  Accrued expenses - stockholders                                        30,203
  Notes payable                                                          44,370
  Accounts payable                                                      333,778
  Accrued expenses                                                      307,652
  Deferred revenue                                                      101,034
                                                                   -------------
     Total current liabilities                                        6,038,554
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 78,800 shares outstanding             788
  Common stock - 300,000,000 shares authorized, $.01 par value
    140,091,534 shares issued and outstanding                         1,400,915
  Additional paid-in capital                                          8,234,048
  Accumulated deficit                                               (15,536,715)
                                                                   -------------
     Total stockholders' deficit                                     (5,900,964)
                                                                   -------------
                                                                   $    137,590
                                                                   =============

   The accompanying notes are an integral part of these financial statements


                                           PRISM SOFTWARE CORPORATION
                                       (Condensed Statements of Operations
                                                   (Unaudited)

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                              -------------------------------   -------------------------------
                                                   2002             2001             2002              2001
                                              --------------   --------------   --------------   --------------
Net sales
  Products                                    $      36,642    $      56,195    $     135,314    $     123,195
  Services                                           59,150           64,378          142,799          128,388
                                              --------------   --------------   --------------   --------------
                                                     95,792          120,573          278,113          251,583
                                              --------------   --------------   --------------   --------------

Cost of sales
  Products                                            4,076           12,201           37,136           32,816
  Services                                            4,025            1,934           14,438            3,778
                                              --------------   --------------   --------------   --------------
                                                      8,101           14,135           51,574           36,594

                                              --------------   --------------   --------------   --------------
Gross profit                                         87,691          106,438          226,539          214,989
                                              --------------   --------------   --------------   --------------

Operating expenses
  Selling and administrative                        639,325          589,832        1,167,934        1,024,849
  Research and development                           88,172           39,148          173,146           96,245
                                              --------------   --------------   --------------   --------------
                                                    727,497          628,980        1,341,080        1,121,094
                                              --------------   --------------   --------------   --------------
Loss from operations                               (639,806)        (522,542)      (1,114,541)        (906,105)

Gains from legal settlements                             --               --               --           32,388
Interest expense - stockholders                     (89,762)        (118,867)        (171,658)        (328,557)
Interest expense                                     (1,312)          (1,899)          (2,801)          (4,029)
                                              --------------   --------------   --------------   --------------
Net loss                                      $    (730,880)   $    (643,308)   $  (1,289,000)   $  (1,206,303)
                                              ==============   ==============   ==============   ==============

Basic and diluted net loss per common share   $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
                                              ==============   ==============   ==============   ==============

Basic and diluted weighted average
  number of common shares outstanding           140,091,534      134,451,354      140,091,534      134,393,343
                                              ==============   ==============   ==============   ==============

                    The accompanying notes are an integral part of these financial statements

                                                       5

                                         PRISM SOFTWARE CORPORATION
                                     Condensed Statements of Cash Flows
                                                (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                    2002          2001
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,289,000)   $(1,206,303)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Loss on disposal of assets                                                     104,977             --
     Depreciation                                                                    33,454         16,428
     Issuance of stock options                                                       28,918         64,969
     Amortization of beneficial conversion feature                                       --        229,708
     (Increase) decrease in assets
        Accounts receivable                                                          13,474         16,972
        Inventory                                                                      (405)         8,976
        Licenses and other assets                                                    (4,053)        (9,288)
     Increase (decrease) in liabilities
        Accounts payable                                                             93,952         39,131
        Accrued expenses                                                            246,088        186,377
        Deferred revenue                                                            (22,111)       (14,089)
                                                                                ------------   ------------
          Net cash used by operating activities                                    (794,706)      (667,119)
                                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                              (3,810)       (15,736)
                                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                            802,000        772,000
  Payments on notes                                                                  (6,654)        (6,862)
  Exercise of stock options                                                              --          1,500
                                                                                ------------   ------------
          Net cash provided by financing activities                                 795,346        766,638
                                                                                ------------   ------------
Net increase (decrease) in cash                                                      (3,170)        83,783

Cash, beginning of period                                                            42,513         35,424
                                                                                ------------   ------------
Cash, end of period                                                             $    39,343    $   119,207
                                                                                ============   ============

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of notes payable to common stock                                   $        --    $     7,800
                                                                                ============   ============

                  The accompanying notes are an integral part of these financial statements

                                                     6

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001)

         For the quarter ended June 30, 2002, the Company reported a loss of approximately $731,000, or $0.01 per share, compared with a loss of approximately $643,000, or $0.00 per share, for the quarter ended June 30, 2001. The loss increased approximately $88,000 due primarily to the following:

         o Product and service revenue decreased approximately $25,000 due primarily to a decrease in revenue related to the selling of certain third-party products and services.

         o Cost of sales decreased approximately $6,000 from approximately $14,000, or about 12% of revenue, to approximately $8,000, or about 8% of revenue. This was due primarily to a decrease in revenue related to the selling of certain third-party products and services which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.

         o Total operating expenses increased approximately $99,000 due primarily to the following:

                    1. In the quarter ending June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.

                    2. In the quarter ending June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.

                    3. Other operating expenses, mainly for personnel and professional services, decreased approximately $77,000, due mostly to general cost reduction measures.

         o Interest expense decreased approximately $30,000 due primarily to a decrease of about $66,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. (See "Liquidity and Capital Resources.") This was partially offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001)

         For the six months ended June 30, 2002, the Company reported a loss of approximately $1,289,000, or $0.01 per share, compared with a loss of approximately $1,206,000, or $0.01 per share, for the six months ended June 30, 2001. The loss increased approximately $83,000 due primarily to the following:

         o Product and service revenue increased approximately $27,000 due primarily to an increase in revenue related to the selling of certain third-party products and services.

         o Cost of sales increased approximately $15,000 from approximately $37,000, or about 15% of revenue, to approximately $52,000, or about 19% of revenue. This was due primarily to an increase in revenue related to the selling of certain third-party products and services which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.

         o Total operating expenses increased approximately $220,000 due primarily to the following:

                    1. In the quarter ending June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.

                    2. In the quarter ending June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.

         o The Company recognized a gain of approximately $32,000 from a legal settlement in the quarter ended March 31, 2001.

         o Interest expense decreased approximately $158,000 due primarily to a decrease of about $230,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. (See "Liquidity and Capital Resources.") This was partially offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company had cash and cash equivalents of approximately $39,000. The principal source of liquidity in the six months ended June 30, 2002 was approximately $802,000 of additional borrowings.

         Through June 30, 2002, the Company had issued an aggregate of approximately $1,023,000 in debt that was convertible at the lenders' option into Common Stock at a conversion rate that was below the market price of the Common Stock at the time the loans were made. (Approximately $1,003,000 of this debt was outstanding as of June 30, 2002.) The value of the beneficial conversion feature (discount) on each such loan was equal to or lesser than the face value of the loan and was amortized from the date the lender gained the right to convert the loan through to the loan's earliest possible conversion date. The amortization period was one year for most of these loans. As of June 30, 2002, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $940,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the six months ended June 30, 2002 and June 30, 2001, this amortization expense was $0 and approximately $230,000, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is the defendant in an action filed in October 2001 by a customer, arising out of a warranty claim on software sold by the Company in January 2000. The action was filed in Pierce County Superior Court in the State of Washington (Case No. 01-2-12488-5). Under local court rules, the plaintiff elected to arbitrate the matter, which limits potential damages (exclusive of attorneys' fees and costs) to a maximum of $35,000. An arbitration hearing has been set for September 2002, but the Company has filed a motion to dismiss the case. The Company believes the case is without merit and is vigorously contesting the matter. The Company does not believe that the outcome will have a material adverse effect upon its financial position or results of operations. No liability for this matter is accrued in the accompanying financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended June 30, 2002, the Company borrowed an aggregate of $406,000 from two investors under Open-Ended Convertible Promissory Notes. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from April to June 2003. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). The borrowings were from Conrad von Bibra ($70,000 in the aggregate) and his son, Carl von Bibra ($336,000 in the aggregate). The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of July 31, 2002, the Company was in default on certain notes payable totaling approximately $3,517,000, including accrued interest. Approximately $3,205,000 of this amount is convertible into approximately 62.3 million shares of Common Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Open-Ended Convertible Promissory Note dated June 14, 2002, made to the order of the Conrad von Bibra Revocable Trust

                  10.2 Form of Warrant for Common Stock, issuable upon the conversion of any or all of the amounts borrowed under certain Open-Ended Convertible Promissory Notes (Carl von Bibra's August 29, 2001 note and Conrad von Bibra's June 14, 2002 note)

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  Not applicable.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2002

                             Prism Software Corporation

                             By: /s/ E. Ted Daniels
                             ---------------------------------------------------
                             E. Ted Daniels, Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)