Form 10QSB
period 2002-09-30
PRISM SOFTWARE CORP
filed 2002-11-19
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Title of Each Class of Common Stock            Outstanding at October 31, 2002
-----------------------------------            -------------------------------

Common Stock, par value $.01 per share                    140,091,534

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of September 30, 2002 (Unaudited) 4

                  Condensed Statements of Operations for the Three and
                    Nine Months Ended September 30, 2002 and 2001
                    (Unaudited)                                                5

                  Condensed Statements of Cash Flows for the Nine
                    Months Ended September 30, 2002 and 2001 (Unaudited)       6

                  Notes to Condensed Financial Statements (Unaudited)          7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             8

         Item 3.  Controls and Procedures                                     10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Changes in Securities and Use of Proceeds                   11

         Item 3.  Defaults upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            12

                  PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)

                                                                   SEPTEMBER 30,
                                                                        2002
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $      8,625
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                      57,085
  Inventory                                                               1,924

                                                                   -------------
    Total current assets                                                 67,634

Equipment                                                                34,724
Licenses and other                                                       20,690

                                                                   -------------
                                                                   $    123,048
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  4,941,330
  Accrued interest - stockholders                                       771,728
  Accrued expenses - stockholders                                        30,203
  Notes payable                                                          38,700
  Accounts payable                                                      361,597
  Accrued expenses                                                      275,098
  Deferred revenue                                                       94,988

                                                                   -------------
    Total current liabilities                                         6,513,644
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 100,000 shares issued, 78,800 shares outstanding             788
  Common stock - 300,000,000 shares authorized, $.01 par value
    140,091,534 shares issued and outstanding                         1,400,915
  Additional paid-in capital                                          8,239,693
  Accumulated deficit                                               (16,031,992)
                                                                   -------------
Total stockholders' deficit                                          (6,390,596)

                                                                   -------------
                                                                   $    123,048
                                                                   =============

   The accompanying notes are an integral part of these financial statements


                                               PRISM SOFTWARE CORPORATION
                                           Condensed Statements of Operations
                                                      (Unaudited)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ----------------------------------      ----------------------------------
                                                      2002                2001               2002              2001
                                                 --------------      --------------      --------------      --------------
Net sales
  Products                                       $      50,563       $      25,400       $     185,877       $     148,595
  Services                                              66,926              61,339             209,725             189,727

                                                 --------------      --------------      --------------      --------------
                                                       117,489              86,739             395,602             338,322
                                                 --------------      --------------      --------------      --------------

Cost of sales
  Products                                               1,785               5,102              38,921              37,918
  Services                                               3,287               3,203              17,725               6,980

                                                 --------------      --------------      --------------      --------------
                                                         5,072               8,305              56,646              44,898

                                                 --------------      --------------      --------------      --------------
Gross profit                                           112,417              78,434             338,956             293,424
                                                 --------------      --------------      --------------      --------------

Operating expenses
  Selling and administrative                           440,973             510,675           1,608,907           1,535,524
  Research and development                              67,973              56,845             241,119             153,090

                                                 --------------      --------------      --------------      --------------
                                                       508,946             567,520           1,850,026           1,688,614

                                                 --------------      --------------      --------------      --------------
Loss from operations                                  (396,529)           (489,086)         (1,511,070)         (1,395,190)

Gains from legal settlements                                --                  --                  --              32,388
Interest expense - stockholders                        (97,642)            (96,834)           (269,300)           (425,391)
Interest expense                                        (1,105)             (1,806)             (3,906)             (5,836)

                                                 --------------      --------------      --------------      --------------
Net loss                                         $    (495,276)      $    (587,726)      $  (1,784,276)      $  (1,794,029)
                                                 ==============      ==============      ==============      ==============


Basic and diluted net loss per common share      $       (0.00)      $       (0.00)      $       (0.01)      $       (0.01)
                                                 ==============      ==============      ==============      ==============

Basic and diluted weighted average
  number of common shares outstanding              140,091,534         136,664,812         140,091,534         135,158,820
                                                 ==============      ==============      ==============      ==============

                       The accompanying notes are an integral part of these financial statements


                                          PRISM SOFTWARE CORPORATION
                                      Condensed Statements of Cash Flows
                                                 (Unaudited)
                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(1,784,276)      $(1,794,029)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                         104,977                --
    Depreciation                                                                        42,154            27,128
    Issuance of stock options                                                           34,563            74,375
    Amortization of beneficial conversion feature                                           --           265,074
    (Increase) decrease in assets
      Accounts receivable                                                              (10,442)          (18,503)
      Inventory                                                                         (1,000)           24,478
      Licenses and other assets                                                         (4,419)         (120,654)
    Increase (decrease) in liabilities
      Accounts payable                                                                 121,771           124,106
      Accrued expenses                                                                 311,175           216,616
      Deferred revenue                                                                 (28,157)          (30,298)

                                                                                   ------------      ------------
        Net cash used by operating activities                                       (1,213,654)       (1,231,707)
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                 (3,810)          (43,871)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                             1,195,900         1,222,000
  Payments on notes                                                                    (12,324)           (9,768)
  Proceeds from issuance of common stock                                                    --           123,043
  Exercise of stock options                                                                 --             1,500

                                                                                   ------------      ------------
        Net cash provided by financing activities                                    1,183,576         1,336,775

                                                                                   ------------      ------------
Net increase (decrease) in cash                                                        (33,888)           61,197

Cash, beginning of period                                                               42,513            35,424

                                                                                   ------------      ------------
Cash, end of period                                                                $     8,625       $    96,621
                                                                                   ============      ============


Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock                                        $        --       $    30,044
                                                                                   ============      ============


                  The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001)

         For the quarter ended September 30, 2002, the Company reported a loss of approximately $495,000, or $0.00 per share, compared with a loss of approximately $588,000, or $0.00 per share, for the quarter ended September 30, 2001. The loss decreased approximately $93,000 due primarily to the following:

         o        Product and service revenue increased approximately $31,000.
         o Cost of sales decreased approximately $3,000 from approximately $8,000, or about 10% of revenue, to approximately $5,000, or about 4% of revenue. This was due to a change to a lower-cost sales mix of the Company's proprietary products, including one new product that was released in the quarter ending September 30, 2002.
         o Total operating expenses decreased approximately $59,000 due primarily to cost reduction measures in the areas of personnel and professional services, travel and general office expenses.
         o Interest expense was nearly unchanged. The interest expense recognized from amortizing a beneficial conversion feature on certain convertible notes (See "Liquidity and Capital Resources.") decreased approximately $35,000, but this was offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001)

         For the nine months ended September 30, 2002, the Company reported a loss of approximately $1,784,000, or $0.01 per share, compared with a loss of approximately $1,794,000, or $0.01 per share, for the nine months ended September 30, 2001. The loss decreased approximately $10,000 due primarily to the following:

         o        Product and service revenue increased approximately $57,000.
         o Cost of sales increased approximately $12,000 from approximately $45,000, or about 13% of revenue, to approximately $56,000, or about 14% of revenue.
         o Total operating expenses increased approximately $161,000 due primarily to the following:
                  1. In the quarter ended June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.
                  2. In the quarter ended June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.
         o The Company recognized a gain of approximately $32,000 from a legal settlement in the quarter ended March 31, 2001.
         o Interest expense decreased approximately $158,000. The interest expense recognized from amortizing a beneficial conversion feature on certain convertible notes (See "Liquidity and Capital Resources.") decreased approximately $265,000, but this was partially offset by an increase in aggregate face value interest due to an increase in the Company's indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had cash and cash equivalents of approximately $9,000. The principal source of liquidity in the nine months ended September 30, 2002 was approximately $1,196,000 of additional borrowings.

         Through September 30, 2002, the Company had issued an aggregate of approximately $1,023,000 in debt that was convertible at the lenders' option into Common Stock at a conversion rate that was below the market price of the Common Stock at the time the loans were made. (Approximately $1,003,000 of this debt was outstanding as of September 30, 2002.) The value of the beneficial conversion feature (discount) on each such loan was equal to or lesser than the face value of the loan and was amortized from the date the lender gained the right to convert the loan through to the loan's earliest possible conversion date. The amortization period was one year for most of these loans. As of September 30, 2002, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $940,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the nine months ended September 30, 2002 and September 30, 2001, this amortization expense was $0 and approximately $265,000, respectively.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive and Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is the defendant in an action filed in October 2001 by a customer, arising out of a warranty claim on software sold by the Company in January 2000. The action was filed in Pierce County Superior Court in the State of Washington (Case No. 01-2-12488-5). Under local court rules, the plaintiff elected to arbitrate the matter, which limits potential damages (exclusive of attorneys' fees and costs) to a maximum of $35,000. An arbitration hearing is set for October 2002. The Company believes the case is without merit and is vigorously contesting the matter. The Company does not believe that the outcome will have a material adverse effect upon its financial position or results of operations. No liability for this matter is accrued in the accompanying financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended September 30, 2002, the Company borrowed an aggregate of $393,900 from the Conrad von Bibra Revocable Trust under an Open-Ended Convertible Promissory Note. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from July to September 2003. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of October 31, 2002, the Company was in default on certain notes payable totaling approximately $4,137,000, including accrued interest. Approximately $3,822,000 of this amount is convertible into approximately 74.6 million shares of Common Stock.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         During the quarter ended September 30, 2002, Allard Villere, a director of the Company, retired from the Board of Directors. The Company contemplates that a new director will be appointed to fill this vacancy in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

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

Date:  November 18, 2002

                                                     Prism Software Corporation

                                                     By: /s/ E. Ted Daniels
                                                        ------------------------
                                                     E. Ted Daniels, Chief
                                                     Executive Officer,
                                                     President, Chief Financial
                                                     Officer and Director
                                                     (Principal Executive
                                                     Officer and Principal
                                                     Financial and Principal
                                                     Accounting Officer)

                                  CERTIFICATION

I, E. Ted Daniels, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Prism Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

                                       /s/ E. Ted Daniels
                                       -----------------------------------------
                                       E. Ted Daniels, Chief Executive Officer
                                       and Interim Chief Financial Officer