Form 10KSB
period 2002-12-31
PRISM SOFTWARE CORP
filed 2003-05-19
CIK 908235

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The registrant's revenues for the year ended December 31, 2002 were $543,496.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003 was approximately $676,000.

         The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 139,591,534 on March 31, 2003.

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

         In addition, PrintConsole has allowed the Company to expand its own product offerings by transforming legacy/mainframe data into a format for input into the DocForm product line (described below).

         DOCFORM PRODUCT LINE

         These products represent the most recent addition to the Company's product line and noticeably extend its functionality. The DocForm products provide the ability to integrate data, dynamically design documents including adding business logic, and intelligently deliver the documents to a variety of destinations such as printers, faxes, folders on a network, or other software applications. The Prism engineering team developed the DocForm product family. Designed to be easy to use, message, and sell, the DocForm product family has multiple offerings:

         o DOCFORM is made up of two primary components, DocForm Designer and DocForm Server. DocForm Designer is the user interface to map data and design business documents. Business logic and conditional processing parameters are specified using this module as well. DocForm Server is the run-time environment for the documents created in DocForm Designer. DocForm Server features multi-threaded processing to maximize performance and improve business processes.

         o METAFORMCONVERT is the DocForm module that converts Metacode forms (FSL files) into native DocForm overlay templates. This facilitates the modernization of legacy Xerox print environments for Xerox customers that have not yet updated their printing systems.

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

EMPLOYEES

         As of March 31, 2003, the Company had 15 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.


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


ITEM 3.  LEGAL PROCEEDINGS

         The Company was the defendant in an action filed in October 2001 by a customer, arising out of a warranty claim on software sold by the Company in January 2000. The action was filed in Pierce County Superior Court in the State of Washington (Case No. 01-2-12488-5). Under local court rules, the plaintiff elected to arbitrate the matter, which limited potential damages (exclusive of attorneys' fees and costs) to a maximum of $35,000. An arbitration hearing was held in October 2002, which resulted in no damages being awarded against the Company. In December 2002, the Company agreed to pay $4,000 of the plaintiff's legal expenses to settle the case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 2001 and December 31, 2002, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                  High/Ask     Low/Bid
                                                  --------     -------
Quarter ended March 31, 2001                      0.045        0.03
Quarter ended June 30, 2001                       0.045        0.017
Quarter ended September 30, 2001                  0.04         0.015
Quarter ended December 31, 2001                   0.0425       0.012
Quarter ended March 31, 2002                      0.021        0.013
Quarter ended June 30, 2002                       0.017        0.0051
Quarter ended September 30, 2002                  0.010        0.0055
Quarter ended December 31, 2002                   0.017        0.003

         As of March 31, 2003, there were approximately 716 stockholders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.

         The following is a summary of transactions by the Company during the fiscal year ended December 31, 2002 involving the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         ISSUANCES OF COMMON STOCK AND WARRANTS

         None.

         CERTAIN NOTES AND NOTE CONVERSIONS

         During 2002, the Company borrowed an aggregate of $1,524,900 from two investors under Open-Ended Convertible Promissory Notes. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates during 2003. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). The borrowings were from the Conrad von Bibra Revocable Trust (an aggregate of $792,900 borrowed from June to December 2002) and Mr. von Bibra's son, Carl von Bibra (an aggregate of $732,000 borrowed from January to May 2002). The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

         For the fiscal year ended December 31, 2002, the Company reported a loss of approximately $2,307,000, or $0.02 per common share. This compares with a loss of approximately $2,346,000, or $0.02 per share, for the fiscal year ended December 31, 2001. The loss decreased approximately $39,000 due primarily to the following:

         o Operating revenue increased approximately $123,000 due primarily to an increase in sales through resellers.
         o The cost of sales increased approximately $23,000 from approximately $48,000, or about 11% of revenue, to approximately $71,000, or about 13% of revenue.
         o Total operating expenses increased approximately $107,000 due primarily to the following that occurred in the quarter ended June 30, 2002:
                  1. The Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.
                  2. The Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.

         o In 2001, the Company recognized gains of approximately $125,000 from legal settlements.
         o Interest expense decreased approximately $171,000 due primarily to a decrease of about $318,000 in the expense recognized from amortizing a beneficial conversion feature on certain convertible notes. (See "Liquidity and Capital Resources.") This was partially offset by an increase of approximately $147,000 in aggregate face value interest due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2002, the Company had cash and cash equivalents of approximately $8,000. The principal source of liquidity in the fiscal year ended December 31, 2002 was approximately $1,524,900 of additional borrowings.

         Through December 31, 2001, the Company had issued an aggregate of approximately $1,023,000 in debt that was convertible at the lenders' option into Common Stock at a conversion rate that was below the market price of the Common Stock at the time the loans were made. (Approximately $1,003,000 of this debt was outstanding as of December 31, 2002.) The value of the beneficial conversion feature (discount) on each such loan was equal to or lesser than the face value of the loan and was amortized from the date the lender gained the right to convert the loan through to the loan's earliest possible conversion date. The amortization period was one year for most of these such loans. As of December 31, 2002, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $940,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the fiscal years ended December 31, 2002 and December 31, 2001, this amortization expense was $0 and approximately $318,000, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                     PART II


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth certain information with respect to each director, officer and significant employee of the Company.

         NAME                       AGE              POSITION(S)
         ----                       ---              -----------

         DIRECTORS AND EXECUTIVE OFFICERS:

         E. Ted Daniels             62           Chairman of the Board, Chief
                                                 Executive Officer, President
                                                 and interim Chief Financial
                                                 Officer

         David Ayres                48           Vice President of Sales and
                                                 Marketing


         SIGNIFICANT EMPLOYEES:

         Richard Nicolai            47           Technical Services Manager

         Michael Cheever            34           Controller

         Michael Daniels            33           Engineering Manager


         E. Ted Daniels joined the Board of Directors of the Company in September 1994 and was appointed Chairman of the Board, President, Chief Executive Officer and interim Chief Financial Officer at that time. He was employed by Eureka Capital Management from 1993 to 1994 where he was the Managing Director, responsible for defining and building the operational structure for client companies. Previously, he was President and Chief Operating Officer for Roberts Consolidated Industries, a provider of flooring installation products which has operations in the United Kingdom, Holland, South Africa, Mexico, Brazil, Australia, Japan and Canada.

         David Ayres joined the Company in May 2002. He has over thirteen years of experience in the printer industry, and over twenty years in senior management positions. Prior to joining the Company he was CEO of an industry-leading supplier to the OEM printer market. He was also Sr. Product Group Manager for Canon in their Canon Computers Systems division.

         Richard Nicolai joined the Company in March 1999. He has over twenty years of experience in Information Systems Management. He has directed multiple support areas within mainframe data center environments and was the Manager of I/S Operations for Cox Communications from 1985 to 1999 before joining the Company.

         Michael Cheever joined the Company in October 1993. He has over twelve years of accounting experience and was formerly with the accounting firm of Deloitte & Touche LLP.

         Michael Daniels joined the Company in September 2000. He has over twelve years of software development experience and has managed a number of successful software projects. Prior to joining the Company, he designed hardware and software for college physics laboratories.


DIRECTORS' COMPENSATION

         The members of the Board of Directors do not receive any cash compensation for their service as directors, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.


AUDIT COMMITTEE

         The Company does not have an Audit Committee.


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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation awarded or paid by the Company to its executive officers during the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                                       Long-Term Compensation
                                                                                ------------------------------------
                                                  Annual Compensation                  Awards              Payouts
                                           ----------------------------------   ----------------------   -----------
                                                                    Other                                    All
                                                                    Annual                  Securities      Other
                                                                    Compen-       Stock     Underlying     Compen-
             Name and            Fiscal    Salary (1)    Bonus     sation (2)     Awards    Options (#)    sation
        Principal Position        Year        ($)         ($)          ($)         ($)          (3)          ($)
------------------------------  ---------  ----------  ---------  ------------  ---------   -----------   ----------
E. Ted Daniels (4)                2002      $239,692         $0       $14,607       $0              0          $0
President and                     2001      $217,902         $0       $12,246       $0      1,688,456          $0
Chief Executive Officer           2000      $198,093         $0       $10,494       $0      2,318,812          $0

David Ayres                       2002       $89,640         $0            $0       $0              0          $0
Vice President of Sales
and Marketing

Barry Lathan (4)                  2002       $39,074         $0        $1,474       $0              0          $0
President and                     2001      $198,737    $15,000        $4,687       $0      1,000,000          $0
Chief Operating Officer

------------

         (1) The salary amounts shown for Mr. Daniels include additional amounts for salary accrued but not yet paid pursuant to Mr. Daniels' employment agreement described under "Employment Agreements" below.
         (2)      Includes auto allowances, insurance and other fringe benefits.
         (3) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels pursuant to his employment agreement and related stock issuance agreement described under "Employment Agreements" below. As of March 31, 2003, Mr. Daniels had been granted options to acquire an aggregate of approximately 4,450,000 shares pursuant to his employment agreement and related stock issuance agreement (approximately 2,000,000 of these options remain outstanding as of this date).
         (4) As of December 31, 2002, Mr. Lathan was no longer employed by the Company and Mr. Daniels had reassumed the title of President.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 2002, the value realized therefor, the number of unexercised options at December 31, 2002 and the value of unexercised in-the-money options at December 31, 2002 for the Company's executive officers in the Summary Compensation Table above. The Company's executive officers did not hold any stock appreciation rights ("SARs") during the fiscal year ended December 31, 2002.

                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED               IN-THE-MONEY
                            SHARES                            OPTIONS AT FISCAL               OPTIONS AT FISCAL
                         ACQUIRED ON         VALUE               YEAR-END (#)                    YEAR-END ($)
       NAME              EXERCISE (#)       REALIZED      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
--------------------     -------------     -----------    ---------------------------     ---------------------------
E. Ted Daniels                      0              $0                    2,000,000/0                      $26,000/$0


EMPLOYMENT AGREEMENTS

         E. TED DANIELS

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

         In December 1997, the Board of Directors amended the agreement to provide for the annual salary increase to be set at 10% retroactive to the date of Mr. Daniels' original contract (September 1994). The Company has not paid Mr. Daniels the full amount of salary due under this formula and has accrued the unpaid balance. Also in December 1997, the Board approved that all options issuable to Mr. Daniels under this agreement be exercisable at no cost and that the agreement be extended to September 30, 2000. In October 1998, the Board extended the agreement to September 14, 2002. In August 2000, the Board extended the agreement to September 14, 2004. In December 2002, Mr. Daniels voluntarily cancelled all existing options except for an amount sufficient to acquire up to 2,000,000 shares of common stock.

         Other than the foregoing agreement between the Company and Mr. Daniels, there are no other employment agreements between the Company and any of its directors, officers or significant employees.


STOCK OPTION PLANS

         1993 STOCK OPTION PLAN

         In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorizes the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2002, options for 62,500 shares of Common Stock available for grant under the 1993 Plan had been exercised, approximately 253,600 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 313,900 shares of Common Stock remained available for grant thereunder. The 1993 Plan will terminate at midnight on February 1, 2003 unless sooner terminated by the Board of Directors.

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

         The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 2002 nor during the fiscal year ended December 31, 2001.


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

         The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 2002 nor during the fiscal year ended December 31, 2001.

         2000 NONSTATUTORY STOCK OPTION PLAN

         In May 2000 the Board of Directors adopted the Prism Software Corporation 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to qualified employees and directors of the Company. As of December 31, 2002, none of the options available for grant under the 2000 Plan had been exercised, approximately 915,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 2,085,000 shares of Common Stock remained available for grant thereunder. The 2000 Plan will terminate on May 4, 2010, unless sooner terminated by the Board of Directors.

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

         The Company did not grant any options to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2002. The Company granted options to purchase 1,000,000 shares of common stock to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2001.


         MANAGEMENT OPTIONS

         Pursuant to his employment agreement with the Company, Mr. Daniels has been granted options to purchase shares of Common Stock. See "Summary Compensation Table," "Option Exercises and Fiscal Year-End Values," and "Employment Agreements."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2003, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Executive Officers; and (iv) all directors and Executive Officers of the Company as a group.

        NAME AND ADDRESS             NUMBER OF SHARES      PERCENTAGE OF OUTSTANDING
      OF BENEFICIAL OWNER          BENEFICIALLY OWNED (1)            SHARES (1)
---------------------------------  ----------------------  -------------------------
E. Ted Daniels
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                      4,440,000 (2)               3.1%

David Ayres
c/o Prism Software Corporation
23696 Birtcher
Lake Forest, CA  92630                        615,000                     *

James Martin
3340 Peachtree Road, N.E.
Suite 1940
Atlanta, GA  30326                         28,785,912 (3)              20.3%

Third Century II
1711 Chateau Court
Fallston, MD  21047                        18,471,854                  13.2%

The Conrad von Bibra Revocable Trust
and Carl von Bibra
1415 Milan Ave.
South Pasadena, CA  91030                 179,478,234 (4)              65.9%

All Directors and
Executive Officers of the
Company as a Group (2 persons)              5,055,000 (5)               3.6%

___________________

         *        Less than 1%.

         (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 31, 2003, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

         (2) Includes 2,000,000 shares of Common Stock issuable upon the exercise of options that are either vested as of March 31, 2003 or could potentially vest within 60 days after such date. These options originally entitled Mr. Daniels to purchase up to 8% (subject to certain anti-dilution adjustments) of the fully-diluted number of shares of Common Stock of the Company. In December 2002, Mr. Daniels voluntarily cancelled all existing options except for an amount sufficient to acquire up to 2,000,000 shares of common stock. (See "Executive Compensation-Employment Agreements.")

         (3) Includes 2,371,901 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2003 or could vest within 60 days after such date which are beneficially owned by James Martin, his family or certain entities that James Martin represents (Capital Investment Partners Holdings LLC, Huntington Partners, MARCO II Partners and MV Ventures). James Martin beneficially owns 512,500 shares of Common Stock. His son Cameron Martin beneficially owns 62,500 shares of Common Stock. Capital Investment Partners Holdings LLC beneficially owns 25,226,511 shares of Common Stock and an additional 2,371,901 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2003 or could potentially vest within 60 days after such date. Huntington Partners beneficially owns 312,500 shares of Common Stock, MARCO II Partners beneficially owns 100,000 shares of Common Stock, and MV Ventures beneficially owns 200,000 shares of Common Stock.

         (4) (5) Includes 132,863,889 shares of Common Stock issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2003 or could vest within 60 days after such date which are beneficially owned by the Conrad von Bibra Revocable Trust or Mr. von Bibra's son, Carl von Bibra. The Conrad von Bibra Revocable Trust beneficially owns 31,206,845 shares of Common Stock and an additional 76,734,891 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2003 or could vest within 60 days after such date. Carl von Bibra beneficially owns 15,407,500 shares of Common Stock and 56,128,998 shares issuable upon the conversion of certain Convertible Promissory Notes that are either vested as of March 31, 2003 or could vest within 60 days after such date.

         (5) Includes shares of Common Stock issuable upon the exercise of options described in note (2) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         ISSUANCE OF COMMON STOCK AND WARRANTS

         None.


         REPURCHASE OF COMMON STOCK

         In December 2002, the Company repurchased 500,000 shares of its Common Stock from Carl von Bibra for $2,500, or $0.005 per share. Mr. von Bibra is not an affiliate of the Company (other than as a principal stockholder).


         CERTAIN NOTES AND NOTE CONVERSIONS

         From January to August 2001, the Company issued Convertible Promissory Notes in the aggregate principal amount of $1,167,000 to two investors. The notes bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from November 2001 to August 2002. The notes are convertible upon default into shares of Common Stock at the rate of $0.05 per share at the option of the holder. The notes were issued to the Conrad von Bibra Revocable Trust ($300,000 in the aggregate) and Mr. von Bibra's son, Carl von Bibra ($652,000 in the aggregate). The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         From August 2001 to December 2002, the Company borrowed an aggregate of $2,378,900 from two investors under Open-Ended Convertible Promissory Notes. The borrowings bear interest at the rate of 8% per annum (with payment of accrued interest due at maturity) and mature at various dates from August 2002 to December 2003. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). The borrowings were from the Conrad von Bibra Revocable Trust (an aggregate of $792,900 borrowed from June to December 2002) and Mr. von Bibra's son, Carl von Bibra (an aggregate of $1,586,000 borrowed from August 2001 to May 2002). The von Bibra family is not an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

         In August 2001, approximately $22,200 of debt was converted into 444,889 shares of Common Stock by Third Century II. Neither Third Century II, nor any of its directors, officers or affiliates, is an affiliate of the Company (other than as a principal stockholder). No commissions were paid in connection with this transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1 Certificate of Incorporation of Prism Software Corporation ("the Company") (1) (Exhibit 3.1)
             3.2    Bylaws of the Company (1) (Exhibit 3.2)
             3.3 Amendments dated February 24, 1998 and May 5, 1999 to the Company's Certificate of Incorporation (2) (Exhibit 3.3)
             3.4 Amendment dated September 18, 2000 to the Company's Certificate of Incorporation (4) (Exhibit 10.1)
             4.1 Specimen Common Stock certificate of the Company (1) (Exhibit 4.1)
             4.2 Certificate of Designation of $5.00, 10% Class A Cumulative Convertible Preferred Stock, as amended to date (2) (Exhibit 4.3)
             4.3 Form of Warrant for Common Stock, issued 2000-2001 (5) (Exhibit 4.5)
             10.1 Prism Software Corporation Amended and Restated 1993 Stock Option Plan ("1993 Plan") (1) (Exhibit 10.1)
             10.2 Form of Employee Installment Incentive Stock Option and Nonstatutory Stock Option Agreement pertaining to the 1993 Plan (1) (Exhibit 10.2)
             10.3 Prism Software Corporation 1996 Stock Option Plan ("1996 Plan") (1) (Exhibit 10.3)
             10.4 Form of Nonqualified Stock Option Agreement pertaining to the 1996 Plan (1) (Exhibit 10.4)
             10.5 Form of Incentive Stock Option Agreement pertaining to the 1996 Plan (1) (Exhibit 10.5)
             10.6 Prism Software Corporation 2000 Nonstatutory Stock Option Plan ("2000 Plan") (3) (Exhibit 10.1)
             10.7   Form of Stock Option Agreement pertaining to the 2000 Plan
                    (3) (Exhibit 10.2)
             10.8 Lease dated April 21, 1994, by and between the Company and the Mort Herrmann Family Trust (1) (Exhibit 10.6)
             10.9 Amendments dated April 15, 1999 to the April 21, 1994 lease by and between the Company and the Mort Herrmann Family Trust (2) (Exhibit 10.7)
             10.10 Amended and Restated Employment Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.7)
             10.11 Non-Qualified Stock Option Agreement dated as of April 21, 1995, by and between the Company and E. Ted Daniels (1) (Exhibit 10.8)
             10.12 Summary of Resolutions and Amendments through October 15, 1998 to Employment Agreement and Non-Qualified Stock Option Agreement by and between the Company and E. Ted Daniels (2) (Exhibit 10.10)
             10.13 Promissory Note dated August 9, 1991, made to the order of George E. Williams in the principal amount of $22,000 (2) (Exhibit 10.11)
             10.14 Promissory Note dated December 9, 1991, made to the order of Personal Computer Products, Inc. in the principal amount of $40,000 (2) (Exhibit 10.12)
             10.15 Promissory Note dated April 15, 1993, made to the order of James or Judith Bone in the principal amount of $63,031 (2) (Exhibit 10.13)
             10.16 Promissory Note dated February 17, 1994, made to the order of Shirley McGarvey in the principal amount of $35,000 (2) (Exhibit 10.14)
             10.17 Promissory Note dated December 31, 1994, made to the order of James Bone in the principal amount of $70,168 (2) (Exhibit 10.15)
             10.18 Promissory Note dated December 31, 1994, made to the order of Allard Villere in the principal amount of $15,996 (2) (Exhibit 10.16)

             10.19 Convertible Promissory Note dated July 29, 1995, made to the order of Northstar Capital Partners, LP ( now owned by Capital Investment Partners Holdings LLC) in the principal amount of $40,000 (1) (Exhibit 10.15)
             10.20 Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Northstar Capital Partners, LP (now held by Capital Investment Partners Holdings LLC) in the principal amount of $40,000
                    (2) (Exhibit 10.18)
             10.21 Convertible Promissory Note dated July 29, 1995, made to the order of Peachtree Capital Partners, LP (now held by Capital Investment Partners Holdings LLC) in the principal amount of $60,000 (1) (Exhibit 10.14)
             10.22 Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Peachtree Capital Partners, LP (now held by Capital Investment Partners Holdings LLC) in the principal amount of $60,000
                    (2) (Exhibit 10.20)
             10.23 Form of Convertible Promissory Notes dated March 31, 1999 to July 3, 2000, aggregate principal amount of $1,630,000 (2) (Exhibit 10.27)
             10.24 Form of Convertible Promissory Notes dated September 25, 2000 and September 29, 2000, aggregate principal amount of $40,206 (5) (Exhibit 10.24)
             10.25 Form of Convertible Promissory Notes dated October 4, 2000, aggregate principal amount of $19,330 (5) (Exhibit 10.25)
             10.26 Form of Convertible Promissory Notes dated November 14, 2000 to August 23, 2001, aggregate principal amount of $1,167,000
                    (6) (Exhibit 10.26)
             10.27 Open-Ended Convertible Promissory Note dated August 29, 2001, made to the order of Carl von Bibra (6) (Exhibit 10.27)
             10.28 Open-Ended Convertible Promissory Note dated June 14, 2002, made to the order of the Conrad von Bibra Revocable Trust
                    (7) (Exhibit 10.1)
             10.29 Form of Warrant for Common Stock, issuable upon the conversion of any or all of the amounts borrowed under certain Open-Ended Convertible Promissory Notes (Carl von Bibra's August 29, 2001 note and Conrad von Bibra's June 14, 2002 note) (7) (Exhibit 10.2)
             10.30 Letter Agreement dated December 31, 2002 with E. Ted Daniels to cancel all but 2,000,000 of the options under his April 21, 1995 Non-Qualified Stock Option Agreement, as amended
                    (8)
             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (8)

___________________

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

                    (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

                    (7) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

                    (8) Filed herewith.


         (b) Reports on Form 8-K

                  None.


ITEM 14.  CONTROLS AND PROCEDURES

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

                           PRISM SOFTWARE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                           F-2

Balance Sheet as of December 31, 2002                                        F-3

Statements of Operations for the Years Ended
     December 31, 2002 and 2001                                              F-4

Statements of Stockholders' Deficit for the Years Ended
     December 31, 2002 and 2001                                              F-5

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001                                              F-6

Notes to Financial Statements                                                F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors and Stockholders
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 2002 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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




/S/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
May 19, 2003

                           PRISM SOFTWARE CORPORATION
                                 Balance Sheet

                                                                    DECEMBER 31,
                                                                       2002
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $      7,778
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                      34,316
  Inventory                                                                 492
                                                                   -------------
     Total current assets                                                42,586

  Equipment                                                              30,086
  Other                                                                  11,633
                                                                   -------------
                                                                   $     84,305
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  5,270,330
  Accrued interest - stockholders                                       884,191
  Accrued expenses - stockholders                                        30,203
  Notes payable                                                          38,700
  Accounts payable                                                      351,172
  Accrued expenses                                                      313,141
  Deferred revenue                                                      112,758
                                                                   -------------
     Total current liabilities                                        7,000,495
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
     Series A - 78,800 shares issued and outstanding                        788
  Common stock - 300,000,000 shares authorized, $.01 par value
     139,591,534 shares issued and outstanding                        1,395,915
  Additional paid-in capital                                          8,242,193
  Accumulated deficit                                               (16,555,086)
                                                                   -------------
     Total stockholders' deficit                                     (6,916,190)
                                                                   -------------
                                                                   $     84,305
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                            Statements of Operations


                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2002              2001
                                                 --------------   --------------

Net sales
  Products                                       $     254,837    $     171,695
  Services                                             288,659          248,640
                                                 --------------   --------------
                                                       543,496          420,335
                                                 --------------   --------------

Cost of sales
  Products                                              50,566           38,837
  Services                                              20,653            9,286
                                                 --------------   --------------
                                                        71,219           48,123
                                                 --------------   --------------
     Gross profit                                      472,277          372,212
                                                 --------------   --------------

Operating expenses
  Selling and administrative                         2,086,774        2,044,955
  Research and development                             306,241          240,581
                                                 --------------   --------------
                                                     2,393,015        2,285,536
                                                 --------------   --------------
     Loss from operations                           (1,920,738)      (1,913,324)

Gains from legal settlements                                --          125,347
Interest expense - stockholders                       (381,762)        (550,433)
Interest expense                                        (4,871)          (7,487)
                                                 --------------   --------------
Net loss                                         $  (2,307,371)   $  (2,345,897)
                                                 ==============   ==============

Basic and diluted net loss per common share      $       (0.02)   $       (0.02)
                                                 ==============   ==============

Basic and diluted weighted average
  number of common shares outstanding              140,089,000      135,960,000
                                                 ==============   ==============


   The accompanying notes are an integral part of these financial statements.


                                                     PRISM SOFTWARE CORPORATION
                                                Statements of Stockholders' Deficit
                                               Years Ended December 31, 2002 and 2001

                                              SERIES A                        SERIES B
                                           PREFERRED STOCK                PREFERRED STOCK                    COMMON STOCK
                                    -----------------------------   -----------------------------   -----------------------------
                                       SHARES          AMOUNT          SHARES          AMOUNT          SHARES           AMOUNT
                                    -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2000                99,000             990          27,777             278     134,151,354       1,341,514

Issuance of common stock for cash             --              --              --              --       2,500,000          25,000

Conversion of preferred stock            (20,200)           (202)        (27,777)           (278)      2,695,291          26,953

Intrinsic value of beneficial
  conversion feature                          --              --              --              --              --              --

Conversion of notes payable                   --              --              --              --         694,889           6,948

Exercise of stock options                     --              --              --              --          50,000             500

Issuance of stock options                     --              --              --              --              --              --

Net loss                                      --              --              --              --              --              --

                                    -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2001                78,800    $        788              --    $         --     140,091,534    $  1,400,915
                                    =============   =============   =============   =============   =============   =============

Repurchase of common stock
  for cash                                    --              --              --              --        (500,000)         (5,000)

Issuance of stock options                     --              --              --              --              --              --

Net loss                                      --              --              --              --              --              --

                                    -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2002                78,800    $        788              --    $         --     139,591,534    $  1,395,915
                                    =============   =============   =============   =============   =============   =============

continued below

                                                    UNAMORTIZED
                                                    DISCOUNT OF
                                     ADDITIONAL      BENEFICIAL                         TOTAL
                                       PAID-IN       CONVERSION      ACCUMULATED    STOCKHOLDERS'
                                       CAPITAL         FEATURE         DEFICIT         DEFICIT
                                    -------------   -------------   -------------   -------------
Balance, December 31, 2000             7,956,117        (230,333)    (11,901,818)     (2,833,252)

Issuance of common stock for cash         98,043              --              --         123,043

Conversion of preferred stock            (26,473)             --              --              --

Intrinsic value of beneficial
  conversion feature                      88,000         230,333              --         318,333

Conversion of notes payable               23,096              --              --          30,044

Exercise of stock options                  1,000              --              --           1,500

Issuance of stock options                 65,347              --              --          65,347

Net loss                                      --              --      (2,345,897)     (2,345,897)

                                    -------------   -------------   -------------   -------------
Balance, December 31, 2001          $  8,205,130    $         --    $(14,247,715)   $ (4,640,882)
                                    =============   =============   =============   =============

Repurchase of common stock
  for cash                                 2,500              --              --          (2,500)

Issuance of stock options                 34,563              --              --          34,563

Net loss                                      --              --      (2,307,371)     (2,307,371)

                                    -------------   -------------   -------------   -------------
Balance, December 31, 2002          $  8,242,193    $         --    $(16,555,086)   $ (6,916,190)
                                    =============   =============   =============   =============



          The accompanying notes are an integral part of these financial statements.


                              PRISM SOFTWARE CORPORATION
                               Statements of Cash Flows

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(2,307,371)   $(2,345,897)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
   Loss on disposal of assets                                  106,366             --
   Depreciation                                                 48,013         43,926
   Gains from legal settlements                                     --        (92,958)
   Issuance of stock options                                    34,563         65,347
   Amortization of beneficial conversion feature                    --        318,333
   (Increase) decrease in assets
     Accounts receivable                                        12,327         (9,294)
     Inventory                                                     432         24,683
     Licenses and other assets                                   2,834       (122,448)
   Increase (decrease) in liabilities
     Accounts payable                                          111,346         62,540
     Accrued expenses                                          461,681        240,654
     Deferred revenue                                          (10,387)       (48,485)
                                                           ------------   ------------
          Net cash used by operating activities             (1,540,196)    (1,863,599)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                         (4,615)       (47,020)
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders     1,524,900      1,806,000
  Payments on notes                                            (12,324)       (12,835)
  Proceeds from issuance of common stock                            --        123,043
  Repurchase of common stock                                    (2,500)            --
  Exercise of stock options                                         --          1,500
                                                           ------------   ------------
        Net cash provided by financing activities            1,510,076      1,917,708
                                                           ------------   ------------
Net increase (decrease) in cash                                (34,735)         7,089

Cash, beginning of period                                       42,513         35,424
                                                           ------------   ------------
Cash, end of period                                        $     7,778    $    42,513
                                                           ============   ============

Supplemental disclosures:
  Cash paid for interest                                   $        --    $        --
  Cash paid for income tax                                 $        --    $        --

  Non-cash investing and financing activities:
    Conversion of notes payable to common stock            $        --    $    30,044


       The accompanying notes are an integral part of these financial statements.

                                      F-6

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

      Concentrations of risk
      ----------------------

      In 2002 and 2001 the three largest customers accounted for 34% and 28%, respectively, of sales. At December 31, 2002 and 2001, the three largest accounts receivable totaled 80% and 86%, respectively.

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

      Software Development Costs
      --------------------------

      Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2002.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      Stock-based compensation
      ------------------------

      Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

      The Company has elected to continue to account for stock based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. Compensation costs incurred in 2002 and 2001 were $34,563 and $65,347, respectively. Had compensation cost been determined as prescribed under SFAS 148, the Company's net losses and loss per share would have been increased to the pro forma amounts indicated below which were estimated using the Black-Scholes option pricing model with the following assumptions.

                                                  2002            2001
                                                  ----            ----
                  Expected life (years)           10 years        3-10 years
                  Risk-free interest rate         6.0%            4.4%
                  Volatility                      50%             100%

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Stock-based compensation (continued)
      ------------------------------------

      In accordance with Financial Accounting Standards Board ("FASB") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                 2002                2001
                                            --------------      --------------
      Net loss
        As reported                         $  (2,307,371)      $  (2,345,897)
        Pro forma                           $  (2,325,520)      $  (2,384,032)

      Basic and diluted loss per share
        As reported                         $       (0.02)      $       (0.02)
        Pro forma                           $       (0.02)      $       (0.02)



      Cash and equivalents
      --------------------

      The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

      Advertising costs
      -----------------

      Advertising costs are expensed as incurred. During 2002 and 2001 advertising costs totaled $47,486 and $52,575, respectively.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

      Recent accounting pronouncements
      --------------------------------

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement was effective for business combinations completed after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002. These pronouncements did not materially impact the Company's financial position or results of operations.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Recent accounting pronouncements (continued)
      --------------------------------------------

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 did not materially impact the Company's financial position or results of operations.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13 "Accounting for leases", to require certain lease modifications to be treated as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002 and therefore the adoption has no impact on the Company's financial position or results of operations or results of operations as of December 31, 2002.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


2.    EQUIPMENT
---------------

      Furniture and equipment                                      $ 29,063
      Computer equipment and software                               213,972
                                                                   ---------

                                                                    243,035

      Accumulated depreciation and amortization                    (212,949)
                                                                   ---------

                                                                   $ 30,086
                                                                   =========


Depreciation expense charged to operations was $48,013 and $43,926 in 2002 and 2001, respectively.


3.    ACCRUED EXPENSES
----------------------

      Wages and benefits                                           $ 138,411
      Interest other                                                  37,287
      Sales commissions                                               67,176
      Other                                                           70,267
                                                                   ----------

                                                                   $ 313,141
                                                                   ==========

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


4.    NOTES PAYABLE
-------------------

      All notes are unsecured.

      Stockholders
      ------------

7% to 10%, past due August 1996                                                             $   129,895

8%, convertible into common stock at $.10 per share at holders' option, past due
December 1999                                                                                   100,000

8%, convertible into common stock at $.05 per share at holders' option at maturity,
past due December 2000                                                                          622,000

8%, convertible into common stock at $.05 per share at holders' option at maturity,
past due on various dates between January and July 2001                                         813,000

8%, convertible into common shares at $.05 per share at holders' option at any time,
past due October 2001                                                                            19,330

8%, convertible into common stock at $.05 per share at holders' option only upon
default, past due on various dates between September and December 2001                          255,205

8%, convertible into common stock at $.05 per share at holders' option only upon default, due on various dates between January and August 2002; $372,000 past due
at April 5, 2002                                                                                952,000

8%, convertible into common stock at $.05 per share at holders' option only upon default, past due on various dates between August and December 2002; upon the conversion of all or any portion, warrants to purchase an equal number of
additional shares of common stock at $.12 per share will also be issued                         854,000

8%, convertible into common stock at $.05 per share at holders' option only upon default, due on various dates between January and December 2003; upon the conversion of all or any portion, warrants to purchase an equal number of
additional shares of common stock at $.12 per share will also be issued                       1,524,900
                                                                                            ------------

                                                                                            $ 5,270,330
                                                                                            ============

Other                                                                                       $    38,700
                                                                                            ============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


4.       NOTES PAYABLE (CONTINUED)
----------------------------------

      In March 2003, the Company refinanced $3,456,000 of the above past due notes, $1,524,900 of the above current notes, and approximately $647,000 of related accrued interest into new current demand notes. Such notes have an interest rate, convertibility provisions and warrant provisions that are identical to the original $1,524,900 notes.

      The $813,000, $19,330 and certain of the $255,205 notes above contain a beneficial conversion feature equal to or lesser than the face value of each applicable note, which is reflected in additional paid-in capital in the accompanying financial statements. During 2002 and 2001, $0 and $318,333, respectively, of the beneficial conversion feature was amortized and included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations.

5.       PREFERRED STOCK
------------------------

      The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A).

      Series A
      --------

      The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 78,800 shares of Series A outstanding at December 31, 2002 are currently convertible at the election of the holders into 3,413,616 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one noncumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

      At December 31, 2002, the amount of dividends in arrears on the remaining 78,880 shares of Series A 10% cumulative preferred stock was $415,450 ($5.27 per share).

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


6.       COMMON STOCK
---------------------

      In December 2002, the Company repurchased and cancelled 500,000 shares of its common stock for $2,500, or $0.005 per share.

7.       STOCK OPTIONS
----------------------

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


7.    STOCK OPTIONS (CONTINUED)
-------------------------------

      Other Management Options
      ------------------------

      In connection with the employment terms of the Company's Chief Executive Officer, options are awarded to maintain an 8% interest in the Company's fully-diluted common stock (subject to certain anti-dilution adjustments). These options are exercisable at no cost, vest on the date of grant and expire in September 2012. In December 2002, the Chief Executive Officer voluntarily cancelled all existing options except for an amount sufficient to acquire up to 2,000,000 shares of common stock.

      Stock option activity for the years ended December 31, 2002 and 2001 follows:

                                WEIGHTED           WEIGHTED           WEIGHTED                 WEIGHTED                 WEIGHTED
                                 AVERAGE           AVERAGE             AVERAGE                 AVERAGE         OTHER    AVERAGE
                      FINANCING  OPTION     1993    OPTION    1996     OPTION         2000      OPTION       MANAGEMENT  OPTION
                       OPTIONS    PRICE     PLAN    PRICE     PLAN      PRICE         PLAN      PRICE         OPTIONS    PRICE
                      ------------------ ------------------  -------------------  ----------------------- ----------------------
December 31,  2000    197,093      2.00   291,100     1.27   200,000     0.03      1,040,000      0.05      12,171,042        -
                      ------------------ ------------------  -------------------  ----------------------- ----------------------
Granted                     -         -         -        -         -        -      1,075,000      0.03       1,688,456        -
Expired or Cancelled        -         -   (12,500)   (0.03) (200,000)   (0.03)      (250,000)    (0.05)              -        -
Exercised                   -         -   (50,000)   (0.03)        -        -              -         -               -        -
                      ------------------ ------------------  -------------------  ----------------------- ----------------------
December 31, 2001     197,093      2.00   228,600     1.60         -        -      1,865,000      0.04      13,859,498        -
                      ================== ==================  ===================  ======================= ======================
Granted                     -         -    25,000     0.05         -        -         75,000      0.05       2,694,341        -
Expired or Cancelled        -         -         -        -         -        -     (1,025,000)     0.03     (14,553,839)       -
Exercised                   -         -         -        -         -        -              -         -               -        -
                      ------------------ ------------------  -------------------  ----------------------- ----------------------
December 31, 2002     197,093      2.00   253,600     1.45         -        -        915,000      0.05       2,000,000        -
                      ================== ==================  ===================  ======================= ======================

      The following information applies to options outstanding at December 31, 2002:

                                                        WEIGHTED
                                                         Average             Weighted                               Weighted
                                                        Remaining             Average                                Average
                                    Number          Contractual Life         Exercise             Number            Exercise
                                 Outstanding             (Years)               Price           Exercisable            Price
                               -----------------  ----------------------  ----------------   -----------------   ----------------
Financing options                       197,093             1                      $ 2.00             197,093             $ 2.00
1993 stock option plan                  253,600             1                      $ 1.45             253,600             $ 1.45
2000 stock option plan                  915,000             8                      $ 0.05             898,334             $ 0.05
Other management options              2,000,000            10                      $    -           2,000,000             $    -

                               -----------------                                             -----------------
                                      3,365,693                                                     3,349,027
                               =================                                             =================

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

8.    WARRANTS
--------------

      The Company issued warrants in conjunction with the private placement described in Note 6 and in the year 2000. No value has been ascribed to the warrants as (1) the warrants were issued at exercise prices equal to or greater than the fair value of the Company's common stock on the date of issuance and (2) there is no market for the warrants. At December 31, 2002 all warrants are outstanding and expire as follows:

         NUMBER         DATE          EXERCISE     EXPIRATION
         ISSUED        ISSUED           PRICE        DATE
      ---------------------------------------------------------------
         250,000    June 2000          $ 0.12     June 2003
       2,400,000    July 2000          $ 0.12     July 2003
         500,000    August 2000        $ 0.12     August 2003
         290,000    October 2000       $ 0.12     October 2003
       2,500,000    August 2001        $ 0.12     August 2004
      ------------

       5,940,000
      ============


9.       BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

      The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations. Incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators as their effect would be antidilutive.

                                                   2002             2001
                                              --------------  --------------

Numerator
---------
  Net loss                                    $  (2,345,897)  $  (2,237,861)
  Preferred dividends                               (39,400)        (69,500)
                                              --------------  --------------
Net loss                                      $  (2,385,297)  $  (2,307,361)
                                              ==============  ==============

Denominator
-----------
  Basic and diluted weighted average number of
  common shares outstanding during the period   140,089,000     135,960,000
                                              --------------  --------------

  Basic and diluted net loss per share        $       (0.02)  $       (0.02)
                                              ==============  ==============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


10.   INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

      The Company has deferred tax assets of $5,867,000 at December 31, 2002 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During, 2002 and 2001 the Company's valuation allowance increased approximately $916,000 and $811,000, respectively.

      At December 31, 2002, the Company has net operating loss carryforwards for federal tax purposes of $15,160,000 which, if unused to offset future taxable income, will expire beginning in 2004 through 2022.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------------

      Legal proceedings (continued)
      -----------------------------

      In March 2001, the Company settled a dispute with a customer over services the Company performed in 1999 and recognized a gain of $32,389, which is include as part of the caption "Gains from legal settlements" in the accompanying statements of operations.

      The Company was the defendant in an action filed in October 2001 by a customer, arising out of a warranty claim on software sold by the Company in January 2000. The action was filed in Pierce County Superior Court in the State of Washington (Case No. 01-2-12488-5). Under local court rules, the plaintiff elected to arbitrate the matter, which limited potential damages (exclusive of attorneys' fees and costs) to a maximum of $35,000. An arbitration hearing was held in October 2002, which resulted in no damages being awarded against the Company. In December 2002, the Company agreed to pay $4,000 of the plaintiff's legal expenses to settle the case.

      Leases
      ------

      The office lease expires March 31, 2004 and provides for a basic rent of $7,950 per month. Rent expense was $95,400 and $94,389 in 2002 and 2001, respectively.

      Minimum annual lease payments at December 31, 2002 are as follows:

      2003                                                98,433
      2004                                                24,861
                                                       ----------

                                                       $ 123,294
                                                       ==========


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

                           PRISM SOFTWARE CORPORATION


Dated: May 19, 2003                By: /s/ E. Ted Daniels
                                       -----------------------------------------
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director (Principal
                                       Executive Officer and Principal Financial
                                       and Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                             Title                            Date
     ----                             -----                            ----

/s/ E. Ted Daniels        President, Chief Executive Officer,       May 19, 2003
---------------------     Chief Financial Officer and Director
E. Ted Daniels            (Principal Executive Officer and
                          Principal Financial and Principal
                          Accounting Officer)

                                  CERTIFICATION

I, E. Ted Daniels, principal executive officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Prism Software Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

                                      By: /s/ E. Ted Daniels
                                          --------------------------------
                                          E. Ted Daniels, President

                                  CERTIFICATION

      I, E. Ted Daniels, principal accounting officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Prism Software Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

                              By: /s/ E. Ted Daniels
                                  ----------------------------------------------
                                  E. Ted Daniels, Acting Chief Financial Officer