Form 10QSB
period 2003-03-31
PRISM SOFTWARE CORP
filed 2003-06-16
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                  23696 Birtcher, Lake Forest, California 92630
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock               Outstanding at April 30, 2003
-----------------------------------               -----------------------------

Common Stock, par value $.01 per share                     139,591,534

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of March 31, 2003 (Unaudited)     4

                  Condensed Statements of Operations for the Three
                  Months Ended March 31, 2003 and 2002 (Unaudited)             5

                  Condensed Statements of Cash Flows for the Three
                  Months Ended March 31, 2003 and 2002 (Unaudited)             6

                  Notes to Condensed Financial Statements (Unaudited)          7

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8

         Item 3.  Controls and Procedures                                      9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Changes in Securities                                       10

         Item 3.  Defaults Upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11

                  PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                                                                     MARCH 31,
                                                                       2003
                                                                  -------------

                                     ASSETS

Current assets
  Cash                                                            $     19,127
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                     28,609
  Inventory                                                                460

                                                                  -------------
    Total current assets                                                48,196

  Equipment                                                             23,588
  Other                                                                 10,461

                                                                  -------------
                                                                  $     82,245
                                                                  =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                    $  6,379,268
  Accrued interest - stockholders                                      263,770
  Accrued expenses - stockholders                                       30,203
  Notes payable                                                         38,700
  Accounts payable                                                     370,859
  Accrued expenses                                                     338,417
  Deferred revenue                                                     109,973

                                                                  -------------
    Total current liabilities                                        7,531,190
                                                                  -------------

Commitments and contingencies                                               --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 78,800 shares issued and outstanding                        788
  Common stock - 300,000,000 shares authorized, $.01 par value
    139,591,534 shares issued and outstanding                        1,395,915
  Additional paid-in capital                                         8,252,193
  Accumulated deficit                                              (17,097,841)

                                                                  -------------
    Total stockholders' deficit                                     (7,448,945)

                                                                  -------------
                                                                  $     82,245
                                                                  =============

   The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------

Net sales
  Products                                       $      54,405    $      98,671
  Services                                              66,336           83,650

                                                 --------------   --------------
                                                       120,741          182,321
                                                 --------------   --------------

Cost of sales
  Products                                               7,935           33,059
  Services                                               2,107           10,413

                                                 --------------   --------------
                                                        10,042           43,472

                                                 --------------   --------------
    Gross profit                                       110,699          138,849
                                                 --------------   --------------

Operating expenses
  Selling and administrative                           467,187          528,611
  Research and development                              57,781           84,974

                                                 --------------   --------------
                                                       524,968          613,585

                                                 --------------   --------------
    Loss from operations                              (414,269)        (474,736)

Interest expense - stockholders                       (127,517)         (81,896)
Interest expense                                          (968)          (1,489)

                                                 --------------   --------------
Net loss                                         $    (542,754)   $    (558,121)
                                                 ==============   ==============


Basic and diluted net loss per common share      $       (0.00)   $       (0.00)
                                                 ==============   ==============

Basic and diluted weighted average
  number of common shares outstanding              139,591,534      140,091,534
                                                 ==============   ==============

   The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ----------   ----------
                                                              2003         2002
                                                           ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(542,754)   $(558,121)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
    Loss on disposal of assets                                 1,787           --
    Depreciation                                               4,710       16,670
    Issuance of stock options                                     --       13,651
    Amortization of beneficial conversion feature             10,000           --
    (Increase) decrease in assets
      Accounts receivable                                      5,707       14,252
      Inventory                                                   32          114
      Licenses and other assets                                1,172       (8,171)
    Increase (decrease) in liabilities
      Accounts payable                                        19,687      (13,433)
      Accrued expenses                                       142,793      136,339
      Deferred revenue                                        (2,785)       4,004

                                                           ----------   ----------
        Net cash used by operating activities               (359,651)    (394,695)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                           --           --
                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders     371,000      396,000
  Payments on notes                                               --       (3,237)

                                                           ----------   ----------
        Net cash provided by financing activities            371,000      392,763

                                                           ----------   ----------
Net increase (decrease) in cash                               11,349       (1,932)

Cash, beginning of period                                      7,778       42,513

                                                           ----------   ----------
Cash, end of period                                        $  19,127    $  40,581
                                                           ==========   ==========

Supplemental disclosures:
  Cash paid for interest                                   $      --    $      --
  Cash paid for income tax                                 $      --    $      --

  Non-cash investing and financing activities:
    Conversion of stockholders interest payable to
    notes payable                                          $ 737,938    $      --


    The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002)

         For the three months ended March 31, 2003, the Company reported a loss of approximately $543,000, or $0.00 per share, compared with a loss of approximately $558,000, or $0.00 per share, for the three months ended March 31, 2002. The loss decreased approximately $15,000 due primarily to the following:

         o Product and service revenue decreased approximately $62,000 due primarily to a decrease in revenue related to the selling of certain third-party products and services.
         o Cost of sales decreased approximately $33,000 from approximately $43,000, or about 24% of revenue, to approximately $10,000, or about 8% of revenue. This was due primarily to a decrease in revenue related to the selling of certain third-party products and services (see above), which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.
         o Total operating expenses decreased approximately $89,000 due primarily to a decrease in personnel costs.
         o Interest expense increased approximately $45,000 due primarily to an increase in the Company's indebtedness. The Company also recognized interest expense from amortizing a beneficial conversion feature on certain convertible borrowings. (See "Liquidity and Capital Resources.")

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, the Company had cash and cash equivalents of approximately $19,000. The principal source of liquidity in the three months ended March 31, 2003 was approximately $371,000 of additional borrowings, all of which are convertible into Common Stock at the lenders' option. The conversion rate on $20,000 of such borrowings is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the debt was incurred. As of March 31, 2003, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $10,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended March 31, 2003 and March 31, 2002, this amortization expense was $10,000 and $0, respectively.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         In the quarter ended March 31, 2003, the Company refinanced approximately $5,202,000 of debt and approximately $738,000 of related accrued interest into new current demand notes under a Loan Agreement with the Conrad von Bibra Revocable Trust (approximately $2,748,000 of debt and approximately $433,000 of accrued interest) and Mr. von Bibra's son, Carl von Bibra (approximately $2,454,000 of debt and approximately $305,000 of accrued interest). The accrued interest was rolled over into the principal of the new notes. Additional borrowings may also be made under this agreement, and any such additional borrowings that are made from the Conrad von Bibra Revocable Trust are secured by the Company's assets in accordance with a related Credit Agreement. The debt bears interest at the rate of 8% per annum. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). No commissions were paid in connection with this transaction.

         In the quarter ended March 31, 2003, the Company borrowed an aggregate of $221,000 from the Conrad von Bibra Revocable Trust under a previous agreement and included such amount in the refinancing that occurred under the terms of the above Loan Agreement. The Company subsequently borrowed an additional $50,000 from the Conrad von Bibra Revocable Trust under the Loan Agreement itself.

         In the quarter ended March 31, 2003, the Company borrowed an additional $100,000 from the Conrad von Bibra Revocable Trust under a Convertible Promissory Note that is secured by the Company's assets. Such note is separate from the above Loan Agreement. The borrowings bear interest at the rate of 8% per annum and payments are due on demand. The borrowings are convertible upon default into shares of Common Stock at the rate of $0.01 per share (subject to certain anti-dilution adjustments) at the option of the holder. No commissions were paid in connection with this transaction.

         Conrad and Carl von Bibra are affiliates of the Company by virtue of their beneficial ownership of more than 5% of the outstanding Common Stock of the Company.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of April 30, 2003, the Company was in default on certain notes payable totaling approximately $585,000, including accrued interest. Approximately $261,000 of this amount is convertible into approximately 3.3 million shares of Common Stock.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1    Loan Agreement dated March 13, 2003, with the Conrad
                          von Bibra Revocable Trust and Carl von Bibra
                  10.2    Form of Warrant for Common Stock, issuable upon the
                          conversion of any or all of the debt covered by the March 13, 2003 Loan Agreement by and between the Conrad von Bibra Revocable Trust and Carl von Bibra
                  10.3 Credit Agreement dated March 15, 2003, with the Conrad von Bibra Revocable Trust
                  10.4 Convertible Promissory Note dated March 27, 2003, made to the order of the Conrad von Bibra Revocable Trust in the principal amount of $100,000
                  10.5 Security Agreement dated March 27, 2003, with the Conrad von Bibra Revocable Trust
                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION


Dated: June 12, 2003              By:  /s/ E. Ted Daniels
                                       -----------------------------------------
                                  President, Chief Executive Officer, Chief
                                  Financial Officer and Director (Principal
                                  Executive Officer and Principal Financial and
                                  Principal Accounting Officer)


                                  CERTIFICATION

         I, E. Ted Daniels, principal executive officer, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Prism Software Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 12, 2003

                                    By: /s/ E. Ted Daniels
                                        -------------------------
                                        E. Ted Daniels, President

                                  CERTIFICATION

         I, E. Ted Daniels, principal accounting officer, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Prism Software Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 12, 2003

                              By: /s/ E. Ted Daniels
                                  ----------------------------------------------
                                  E. Ted Daniels, Acting Chief Financial Officer