Form 10QSB
period 2003-06-30
PRISM SOFTWARE CORP
filed 2003-08-19
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    95-2621719
-----------------------------------               ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                  23696 Birtcher, Lake Forest, California 92630
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
      --------------------------------------------------------------------
                           (Issuer's telephone number)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock                 Outstanding at July 31, 2003
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share                      141,591,534

   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                   Condensed Balance Sheet as of June 30, 2003 (Unaudited)    4

                   Condensed Statements of Operations for the Three and Six
                   Months Ended June 30, 2003 and 2002 (Unaudited)            5

                   Condensed Statements of Cash Flows for the Six
                   Months Ended June 30, 2003 and 2002 (Unaudited)            6

                   Notes to Condensed Financial Statements (Unaudited)        7

         Item 2.  Management's Discussion and Analysis or Plan of Operation   8

         Item 3.  Controls and Procedures                                    10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities and Use of Proceeds                  11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)

                                                                     JUNE 30,
                                                                       2003
                                                                   -------------
                                     ASSETS

Current assets
  Cash                                                             $      5,967
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                      69,787
  Inventory                                                                 649
                                                                   -------------
    Total current assets                                                 76,403

  Equipment                                                              21,665
  Other                                                                   9,755
                                                                   -------------
                                                                   $    107,823
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  6,769,268
  Accrued interest - stockholders                                       396,329
  Accrued expenses - stockholders                                        30,203
  Notes payable                                                          38,700
  Accounts payable                                                      379,774
  Accrued expenses                                                      370,311
  Deferred revenue                                                       80,840
                                                                   -------------
    Total current liabilities                                         8,065,425
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 78,800 shares issued and outstanding                         788
  Common stock - 300,000,000 shares authorized, $.01 par value
    139,591,534 shares issued and outstanding                         1,395,915
  Additional paid-in capital                                          8,252,193
  Accumulated deficit                                               (17,606,498)
                                                                   -------------
    Total stockholders' deficit                                      (7,957,602)
                                                                   -------------
                                                                   $    107,823
                                                                   =============

   The accompanying notes are an integral part of these financial statements


                                               PRISM SOFTWARE CORPORATION
                                           Condensed Statements of Operations
                                                       (Unaudited)

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                 ----------------------------------     -----------------------------------
                                                      2003                2002                2003               2002
                                                 --------------      --------------      --------------      --------------
Net sales
  Products                                       $      42,097       $      36,642       $      96,502       $     135,314
  Services                                              80,877              59,150             147,212             142,799
                                                 --------------      --------------      --------------      --------------
                                                       122,974              95,792             243,714             278,113
                                                 --------------      --------------      --------------      --------------

Cost of sales
  Products                                               8,529               4,076              16,464              37,136
  Services                                              20,308              14,025              37,414              39,438
                                                 --------------      --------------      --------------      --------------
                                                        28,837              18,101              53,878              76,574
                                                 --------------      --------------      --------------      --------------
    Gross profit                                        94,137              77,691             189,836             201,539
                                                 --------------      --------------      --------------      --------------

Operating expenses
  Selling and administrative                           399,727             629,325             851,914           1,142,934
  Research and development                              69,540              88,172             127,322             173,146
                                                 --------------      --------------      --------------      --------------
                                                       469,267             717,497             979,236           1,316,080
                                                 --------------      --------------      --------------      --------------
    Loss from operations                              (375,130)           (639,806)           (789,400)         (1,114,541)

Interest expense - stockholders                       (132,559)            (89,762)           (260,076)           (171,658)
Interest expense                                          (968)             (1,312)             (1,935)             (2,801)
                                                 --------------      --------------      --------------      --------------
Net loss                                         $    (508,657)      $    (730,880)      $  (1,051,411)      $  (1,289,000)
                                                 ==============      ==============      ==============      ==============

Basic and diluted net loss per common share      $       (0.00)      $       (0.01)      $       (0.01)      $       (0.01)
                                                 ==============      ==============      ==============      ==============

Basic and diluted weighted average
  number of common shares outstanding              139,591,534         140,091,534         139,591,534         140,091,534
                                                 ==============      ==============      ==============      ==============

                       The accompanying notes are an integral part of these financial statements

                                                           5


                                               PRISM SOFTWARE CORPORATION
                                           Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(1,051,411)      $(1,289,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                           1,787           104,977
    Depreciation                                                                         8,093            33,454
    Issuance of stock options                                                               --            28,918
    Amortization of beneficial conversion feature                                       10,000                --
    (Increase) decrease in assets
      Accounts receivable                                                              (35,471)           13,474
      Inventory                                                                           (157)             (405)
      Licenses and other assets                                                          1,878            (4,053)
    Increase (decrease) in liabilities
      Accounts payable                                                                  28,602            93,952
      Accrued expenses                                                                 307,246           246,088
      Deferred revenue                                                                 (31,918)          (22,111)
                                                                                   ------------      ------------
        Net cash used by operating activities                                         (761,351)         (794,706)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                 (1,460)           (3,810)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                               761,000           802,000
  Payments on notes                                                                         --            (6,654)
                                                                                   ------------      ------------
        Net cash provided by financing activities                                      761,000           795,346
                                                                                   ------------      ------------
Net increase (decrease) in cash                                                         (1,811)           (3,170)

Cash, beginning of period                                                                7,778            42,513
                                                                                   ------------      ------------
Cash, end of period                                                                $     5,967       $    39,343
                                                                                   ============      ============

Supplemental disclosures:
  Cash paid for interest                                                           $        --       $        --
  Cash paid for income tax                                                         $        --       $        --

Non-cash investing and financing activities:
  Conversion of stockholders interest payable to notes payable                     $   737,938       $        --

                       The accompanying notes are an integral part of these financial statements

                                                           6

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. Certain amounts from prior periods have been reclassified to be consistent with the presentation of the current period. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002)

         For the quarter ended June 30, 2003, the Company reported a loss of approximately $509,000, or $0.00 per share, compared with a loss of approximately $731,000, or $0.01 per share, for the quarter ended June 30, 2002. The loss decreased approximately $222,000 due primarily to the following:

         o Product and service revenue increased approximately $27,000 due primarily to increased professional services for special projects.

         o Cost of sales increased approximately $11,000 from approximately $18,000, or about 19% of revenue, to approximately $29,000, or about 23% of revenue. This was due primarily to the increase in total sales, as well as an additional increase in the cost of sales percentage for software due to a different mix of products that were sold.

         o Total operating expenses decreased approximately $248,000 due primarily to the following:

                  1. In the quarter ended June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.

                  2. In the quarter ended June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.

                  3. The remaining decrease in operating expenses was due mostly to lower expenses for personnel and professional services, resulting mainly from general cost reduction measures.

         o Interest expense increased approximately $42,000 due primarily to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002)

         For the six months ended June 30, 2003, the Company reported a loss of approximately $1,051,000, or $0.01 per share, compared with a loss of approximately $1,289,000, or $0.01 per share, for the six months ended June 30, 2002. The loss decreased approximately $238,000 due primarily to the following:

         o Product and service revenue decreased approximately $34,000 due primarily to a decrease in revenue related to the selling of certain third-party products and services, which was partially offset by increased sales of the Company's proprietary products and services. The decrease occurred in the quarter ended March 31, 2003 in comparison to the quarter ended March 31, 2002; sales for the quarter ended June 30, 2003 increased in comparison to the quarter ended June 30, 2002.

         o Cost of sales decreased approximately $23,000 from approximately $77,000, or about 28% of revenue, to approximately $54,000, or about 22% of revenue. This was due primarily to the decrease in revenue related to the selling of certain third-party products and services which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.

         o Total operating expenses decreased approximately $337,000 due primarily to the following:

                  1. In the quarter ended June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.

                  2. In the quarter ended June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.

                  3. The remaining decrease in operating expenses was due mostly to lower expenses for personnel and professional services, resulting mainly from general cost reduction measures.

         o Interest expense increased approximately $88,000 due primarily to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, the Company had cash and cash equivalents of approximately $6,000. The principal source of liquidity in the six months ended June 30, 2003 was approximately $761,000 of additional borrowings, all of which are convertible into Common Stock at the lenders' option. The conversion rate on $20,000 of such borrowings is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the debt was incurred. As of June 30, 2003, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $10,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended June 30, 2003 and June 30, 2002, this amortization expense was $10,000 and $0, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended June 30, 2003, the Company borrowed an aggregate of $390,000 under a Credit Agreement with the Conrad von Bibra Revocable Trust. The borrowings are secured by the Company's assets, are due upon demand, bear interest at the rate of 8% per annum and are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). No commissions were paid in connection with this transaction. Mr. von Bibra is an affiliate of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of July 31, 2003, the Company was in default on certain notes payable totaling approximately $595,000, including accrued interest. Approximately $267,000 of this amount is convertible into approximately 3.4 million shares of Common Stock.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31 Certificate of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION

Dated:  August 18, 2003             By:  /s/ E. Ted Daniels
                                        -------------------------------
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive Officer and Principal Financial
                                    and Principal Accounting Officer)