Form 10QSB
period 2003-09-30
PRISM SOFTWARE CORP
filed 2003-11-19
CIK 908235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                 95-2621719
      -------------------------------                  --------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                  23696 Birtcher, Lake Forest, California 92630
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
        ----------------------------------------------------------------
                           (Issuer's telephone number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock              Outstanding at October 31, 2003
-----------------------------------              -------------------------------

Common Stock, par value $.01 per share                     141,591,534


   Transitional Small Business Disclosure Format (check one) ( ) Yes; (X) No.

                                PRISM SOFTWARE CORPORATION

                                     TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of September 30, 2003 (Unaudited)           3

                  Condensed Statements of Operations for the Three and Nine
                  Months Ended September 30, 2003 and 2002 (Unaudited)                   4

                  Condensed Statements of Cash Flows for the Nine
                  Months Ended September 30, 2003 and 2002 (Unaudited)                   5

                  Notes to Condensed Financial Statements (Unaudited)                    6

         Item 2.  Management's Discussion and Analysis or Plan of Operation              9

         Item 3.  Controls and Procedures                                               11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     12

         Item 2.  Changes in Securities and Use of Proceeds                             12

         Item 3.  Defaults Upon Senior Securities                                       12

         Item 4.  Submission of Matters to a Vote of Security Holders                   13

         Item 5.  Other Information                                                     13

         Item 6.  Exhibits and Reports on Form 8-K                                      13

                                            2

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                           PRISM SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                                                                   SEPTEMBER 30,
                                                                        2003
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $     17,377
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                      46,025
  Inventory                                                                 427

                                                                   -------------
         Total current assets                                            63,829

  Equipment                                                              21,622
  Other                                                                   9,621

                                                                   -------------
                                                                   $     95,072
                                                                   =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  7,089,268
  Accrued interest - stockholders                                       538,852
  Accrued expenses - stockholders                                        30,203
  Notes payable                                                          38,700
  Accounts payable                                                      349,700
  Accrued expenses                                                      399,158
  Deferred revenue                                                       90,971

                                                                   -------------
         Total current liabilities                                    8,536,852
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value
    Series A - 78,800 shares issued and outstanding                         788
  Common stock - 300,000,000 shares authorized, $.01 par value
    141,591,534 shares issued and outstanding                         1,415,915
  Additional paid-in capital                                          8,234,993
  Accumulated deficit                                               (18,093,476)

                                                                   -------------
         Total stockholders' deficit                                 (8,441,780)

                                                                   -------------
                                                                   $     95,072
                                                                   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                              PRISM SOFTWARE CORPORATION
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                ---------------------------------     ---------------------------------
                                                     2003               2002               2003               2002
                                                --------------     --------------     --------------     --------------
Net sales
  Products                                      $      72,399      $      50,563      $     168,901      $     185,877
  Services                                             61,580             66,926            208,792            209,725

                                                --------------     --------------     --------------     --------------
                                                      133,979            117,489            377,693            395,602
                                                --------------     --------------     --------------     --------------

Cost of sales
  Products                                                222              1,785             16,687             38,921
  Services                                             15,381             17,287             52,795             56,725

                                                --------------     --------------     --------------     --------------
                                                       15,603             19,072             69,482             95,646

                                                --------------     --------------     --------------     --------------
       Gross profit                                   118,376             98,417            308,211            299,956
                                                --------------     --------------     --------------     --------------

Operating expenses
  Selling and administrative                          393,939            426,973          1,245,855          1,569,907
  Research and development                             67,924             67,973            195,245            241,119

                                                --------------     --------------     --------------     --------------
                                                      461,863            494,946          1,441,100          1,811,026

                                                --------------     --------------     --------------     --------------
       Loss from operations                          (343,487)          (396,529)        (1,132,889)        (1,511,070)

Interest expense - stockholders                      (142,523)           (97,642)          (402,599)          (269,300)
Interest expense                                         (968)            (1,105)            (2,902)            (3,906)

                                                --------------     --------------     --------------     --------------
Net loss                                        $    (486,978)     $    (495,276)     $  (1,538,390)     $  (1,784,276)
                                                ==============     ==============     ==============     ==============


Basic and diluted net loss per common share     $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                                ==============     ==============     ==============     ==============

Basic and diluted weighted average
  number of common shares outstanding             140,982,838        140,091,534        140,060,398        140,091,534
                                                ==============     ==============     ==============     ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                           4

                                    PRISM SOFTWARE CORPORATION
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2003             2002
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(1,538,390)     $(1,784,276)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss on disposal of assets                                           1,787          104,977
      Depreciation                                                        10,475           42,154
      Issuance of stock options                                               --           34,563
      Cashless exercise of stock options                                   2,800               --
      Amortization of beneficial conversion feature                       10,000               --
      (Increase) decrease in assets
        Accounts receivable                                              (11,709)         (10,442)
        Inventory                                                             65           (1,000)
        Licenses and other assets                                          2,012           (4,419)
      Increase (decrease) in liabilities
        Accounts payable                                                  (1,472)         121,771
        Accrued expenses                                                 478,616          311,175
        Deferred revenue                                                 (21,787)         (28,157)

                                                                     ------------     ------------
          Net cash used by operating activities                       (1,067,603)      (1,213,654)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                   (3,798)          (3,810)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders               1,081,000        1,195,900
  Payments on notes                                                           --          (12,324)

                                                                     ------------     ------------
         Net cash provided by financing activities                     1,081,000        1,183,576

                                                                     ------------     ------------
Net increase (decrease) in cash                                            9,599          (33,888)

Cash, beginning of period                                                  7,778           42,513

                                                                     ------------     ------------
Cash, end of period                                                  $    17,377      $     8,625
                                                                     ============     ============

Supplemental disclosures:
  Cash paid for interest                                             $        --      $        --
  Cash paid for income tax                                           $        --      $        --

  Non-cash investing and financing activities:
    Conversion of stockholders interest payable to notes payable     $   737,938      $        --

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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


NOTE 2 - STOCK-BASED COMPENSATION
---------------------------------

     Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. The following compensation costs were incurred in the interim periods presented:

             THREE MONTHS ENDED             NINE MONTHS ENDED
                SEPTEMBER 30,                 SEPTEMBER 30,
         --------------------------    --------------------------
            2003            2002           2003           2002
         -----------    -----------    -----------    -----------

         $       --     $    5,645     $       --     $   34,563

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

     Net loss per common share is calculated in accordance with SFAS No. 128, Earning per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations. Incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators as their effect would be anti-dilutive; thus, basic loss per share equals diluted loss per share. Options to purchase 1,997,093 and 17,894,532 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively. Warrants to purchase 2,790,000 and 5,940,000 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively.

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------     ---------------------------------
                                                   2003               2002               2003               2002
                                              --------------     --------------     --------------     --------------
     Numerator
     ---------
       Net loss                               $    (486,978)     $    (495,276)     $  (1,538,390)     $  (1,784,276)
       Preferred dividends                               --                 --            (19,700)           (19,700)
                                              --------------     --------------     --------------     --------------
                                              $    (486,978)     $    (495,276)     $  (1,558,090)     $  (1,803,976)
                                              =============      =============      =============      =============

     Denominator
     -----------
       Basic and diluted weighted
       average number of common
       shares outstanding during
       the period                               140,982,838        140,091,534        140,060,398        140,091,534
                                              --------------     --------------     --------------     --------------

     Basic and diluted net loss per share     $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                              ==============     ==============     ==============     ==============

NOTE 4 - GOING CONCERN
----------------------

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002)

         For the quarter ended September 30, 2003, the Company reported a loss of approximately $487,000, or $0.00 per share, compared with a loss of approximately $495,000, or $0.00 per share, for the quarter ended September 30, 2002. The loss decreased approximately $8,000 due primarily to the following:
         o Product and service revenue increased approximately $16,000 due primarily to higher sales of a proprietary product line. In addition, there was a shift in revenue from sales made directly to end users to sales made through resellers.
         o Cost of sales decreased approximately $3,000 from approximately $19,000, or about 16% of revenue, to approximately $16,000, or about 12% of revenue. The decrease in the cost of sales percentage was due to a different mix of products being sold.
         o Total operating expenses decreased approximately $33,000 due primarily to lower expenses for personnel and professional services, resulting mainly from general cost reduction measures.
         o Interest expense increased approximately $45,000 due primarily to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002)

         For the nine months ended September 30, 2003, the Company reported a loss of approximately $1,538,000, or $0.01 per share, compared with a loss of approximately $1,784,000, or $0.01 per share, for the nine months ended September 30, 2002. The loss decreased approximately $246,000 due primarily to the following:
         o Product and service revenue decreased approximately $18,000 due primarily to a decrease in revenue related to the selling of certain third-party products and services, which was mostly offset by increased sales of the Company's proprietary products and services. This decrease occurred in the quarter ended March 31, 2003 in comparison to the quarter ended March 31, 2002; sales for the quarter ended September 30, 2003 increased in comparison to the quarter ended September 30, 2002. In addition, there was a shift in revenue from sales made directly to end users to sales made through resellers.
         o Cost of sales decreased approximately $26,000 from approximately $96,000, or about 24% of revenue, to approximately $69,000, or about 18% of revenue. This was due primarily to the decrease in revenue related to the selling of certain third-party products and services which have a cost of sales percentage that is higher than that of the Company's proprietary products and services.
         o Total operating expenses decreased approximately $370,000 due primarily to the following:
                  1. In the quarter ended June 30, 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement.
                  2. In the quarter ended June 30, 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement.
                  3. The remaining decrease in operating expenses was due mostly to lower expenses for personnel and professional services, resulting mainly from general cost reduction measures.
         o Interest expense increased approximately $132,000 due primarily to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company had cash and cash equivalents of approximately $17,000. The principal source of liquidity in the nine months ended September 30, 2003 was approximately $1,081,000 of additional borrowings, all of which are convertible into Common Stock at the lenders' option. The conversion rate on $20,000 of such borrowings is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the debt was incurred. As of September 30, 2003, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $10,000 as additional paid-in capital for the accumulated amortization of the discount. The amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended September 30, 2003 and September 30, 2002, this amortization expense was $10,000 and $0, respectively.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the quarter ended September 30, 2003, E. Ted Daniels, the Company's President and Chief Executive Officer, exercised options to purchase 2,000,000 shares of the Company's Common Stock at no cost pursuant to the terms of an employment agreement between Mr. Daniels and the Company.

         In the quarter ended September 30, 2003, the Company borrowed an aggregate of $320,000 under a Credit Agreement with the Conrad von Bibra Revocable Trust. The borrowings are secured by the Company's assets, are due upon demand, bear interest at the rate of 8% per annum and are convertible upon default into shares of Common Stock at the rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. Upon the conversion of all or any portion of these borrowings into Common Stock, the Company will also issue to the holder a warrant to purchase additional shares of Common Stock (equal to the number of shares issued upon such conversion) at an exercise price of $0.12 per share (subject to certain anti-dilution adjustments). No commissions were paid in connection with this transaction. Mr. von Bibra is an affiliate of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company.

         The Company believes that such sales were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of October 31, 2003, the Company was in default on certain notes payable totaling approximately $605,000, including accrued interest. Approximately $273,000 of this amount is convertible into approximately 3.5 million shares of Common Stock.

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

                           PRISM SOFTWARE CORPORATION


Dated:  November 18, 2003           By: /s/ E. Ted Daniels
                                        ---------------------------------------
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Principal Accounting Officer)