Form 10KSB
period 2003-12-31
PRISM SOFTWARE CORP
filed 2004-04-14
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The registrant's revenues for the year ended December 31, 2003 were $490,838

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004 was approximately $651,437.

The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share was 141,591,534 on March 31, 2004. The common shares are traded on the OTC Bulletin Board under the symbol "PSOF".

                                      INDEX

PART I
     Item 1.    Description of Business.
     Item 2.    Description of Property.
     Item 3.    Legal Proceedings.
     Item 4.    Submission of Matters to Vote of Security Holders.

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters.
     Item 6.    Management's Discussion and Analysis or Plan of Operation.
     Item 7.    Financial Statements.
     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Item 8A.   Controls and Procedures.

PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     Item 10.   Executive Compensation.
     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Item 12.   Certain Relationships and Related Transactions.
     Item 13.   Exhibits and Reports on Form 8-K.
     Item 14.   Principal Accountant Fees and Services.

Signatures

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Prism Software Corporation (the "Company") was organized under the laws of Delaware in 1992. The Company specializes in enterprise document and content management solutions. The Company's products and expertise lie in electronic document formation, document management, and print stream conversion solutions. The Company's customer base includes organizations that use its solutions in managing high-volume, large scale document printing. These customers are in a variety of markets, such as financial services, health care, service bureau printing, government, education and manufacturing.

The Company distributes its products primarily in North America, through direct sales, resellers, value-added resellers ("VARs") and printer manufacturers. Marketing, sales, training and technical support are provided from its Lake Forest, California corporate headquarters.

The Company's principal executive office is located at 23696 Birtcher, Lake Forest, California 92630, and its telephone number is (949) 855-3100. The Company's website is located at "www.prism-software.com."

CURRENT PRODUCTS

The following is a brief summary of the Company's two primary products: DocForm and PrintConsole Pro. More detailed information about both of these two products can be found on the company's website at www.prism-software.com. The information on the Company's website is not a part of this Report.

     DOCFORM
     DocForm is a powerful, low-cost and easy-to-use software tool for the design, dynamic creation, and real-time delivery of all electronic documents, forms, and reports for every industry. Its primary purposes are to (1) reduce costs by eliminating pre-printed forms, (2) enable users to dynamically create complex and personalized documents and reports, and (3) create one-to-one personalized sales and marketing messages.

     PRINTCONSOLE PRO
     PrintConsole Pro (1) manages corporate print and document output, and (2) can transform various print stream formats into other formats. Transforming print stream formats is of value to many organizations that want to utilize and redirect mainframe print streams designed for older and often outdated printers to newer, more modern printers.

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended December 31, 2003 and December 31, 2002, the three largest customers in each year accounted for about 42% and about 34%, respectively, of the Company's sales. None of the three largest customers in either fiscal year were the same. A significant reduction in sales from any of the three largest customers from 2003 could have a material adverse effect on the Company's future operations.

The Company does not have any long-term sales contracts with any of its customers.

RESEARCH AND DEVELOPMENT

For the fiscal years ended December 31, 2003 and December 31, 2002, research and development expenses were approximately $262,000 (about 53% of net sales) and approximately $306,000 (about 56% of net sales), respectively. None of the research and development expenses in either fiscal year were borne directly by customers.

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

EMPLOYEES

As of March 31, 2004, the Company had 12 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal administrative, development, manufacturing and shipping facilities are located in one facility in Lake Forest, California. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as and if needed.

ITEM 3.  LEGAL PROCEEDINGS.

         E. TED DANIELS

         On April 21, 1995 the Company and Mr. Daniels entered into an Amended and Restated Employment Agreement and stock option agreement replacing the original agreement of September 30, 1994 which provided that during the term of the agreement, Mr. Daniels would be the President and Chief Executive Officer of the Company and would receive an annual base salary of $120,000 (subject to annual review and increases), an annual bonus equal to 10% of the Company's consolidated operating income before interest, taxes, bonus payments and certain other fringe benefits, 320,000 shares of Common Stock at no cost and a non-qualified stock option to acquire a number of shares of Common Stock equal to the greater of (i) 640,000 or (ii) the difference between 8% of the diluted Common shares outstanding from time to time and the 320,000 Common shares previously issued to Mr. Daniels (subject to certain anti-dilution adjustments) at an exercise price of $0.25 per share. The term of the employment contract went through September 30, 1998.

         In December 1995, the Board of Directors approved the acceleration of the vesting of such options to become fully vested and immediately exercisable, provided that as of such date (i) the Company has not terminated Mr. Daniels for cause pursuant to the Employment Agreement and (ii) Mr. Daniels has not voluntarily resigned from the Company. Also in December 1995, the Company approved that all options granted under this Agreement are issued pursuant to Rule 701 of the Securities Act. In May 1996, the Board of Directors waived the payment by Mr. Daniels of the exercise price with respect to 1,150,430 shares issuable upon exercise of such options. In August 1996, one Board director resigned, leaving only two directors, one of them being Mr. Daniels. The third director's seat remained vacant for approximately seven years.

         Mr. Daniels claims that in May 1997, the Board of Directors approved that the exercise price of all options granted to Mr. Daniels under this agreement be reduced to $0.04 per share. Mr. Daniels claims that in December 1997, the Board of Directors amended the agreement to provide for an annual increase cost of living adjustment of 10% retroactive to the date of Mr. Daniels' original contract of September 1994. The Company did not pay Mr. Daniels the full amount of salary due under this formula but at his direction accrued the unpaid balance. He also claims that in December 1997, the Board approved that all options issuable to Mr. Daniels under this agreement be exercisable at no cost and that the agreement be extended to September 30, 2000, that in October 1998, the Board extended the agreement to September 14, 2002, and that in August 2000, the Board extended the agreement to September 14, 2004.

         The Company disputes the claims by Mr. Daniels because all the purported Board actions to amend or extend his Amended and Restated 1995 Employment Contract and stock options from August 1996 to October 2003 failed to be approved by a majority of the directors present and are invalid and void. Therefore his Employment Contract expired September 30, 1998 by its own terms. Mr. Daniels claims the vote of just one of two directors present was sufficient and that he is entitled to the additional salary.

         In addition, except for options to purchase 2,000,000 shares of Common Stock that were subsequently exercised in 2003, as of December 31, 2002, Mr. Daniels had voluntarily cancelled all rights to such options that had previously been granted and any additional such options that would have otherwise been granted to him in the future under his agreement. However, Mr. Daniels claims that he is still entitled to receive replacement options (that would expire in October 2004) on modified terms that would be similar to the ones he had previously cancelled.

         Mr. Daniels has called for arbitration of the dispute, but the arbitration proceedings have not been scheduled.

         Additionally, Mr. Daniels has sued the other two directors (Carl von Bibra and Conrad von Bibra) serving at the time his services as President and Chief Executive Officer terminated on January 23, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high ask and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 2002 and December 31, 2003, as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTCBB and acts as one of the market makers for the Company's Common Stock. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                  High/Ask       Low/Bid
                                                  --------       -------

 Quarter ended March 31, 2002                      0.021          0.013
 Quarter ended June 30, 2002                       0.017          0.0051
 Quarter ended September 30, 2002                  0.010          0.0055
 Quarter ended December 31, 2002                   0.017          0.003
 Quarter ended March 31, 2003                      0.016          0.008
 Quarter ended June 30, 2003                       0.016          0.007
 Quarter ended September 30, 2003                  0.035          0.004
 Quarter ended December 31, 2003                   0.027          0.010

As of March 31, 2004, there were approximately 710 stockholders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.

During 2003 the Company issued 2,000,000 shares of its Common Stock to E. Ted Daniels upon the exercise of stock options. The Company believes this issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

For the fiscal year ended December 31, 2003, the Company reported a loss of approximately $5,254,000, or $0.04 per common share, compared with a loss of approximately $2,307,000, or $0.02 per share, for the fiscal year ended December 31, 2002. The loss increased approximately $2,947,000 due primarily to the following:

         o Operating revenue decreased approximately $53,000. Due to the Company's focus on developing its reseller sales channel, there was a shift in the revenue mix from direct end-user sales to sales made through resellers. In addition, there was a shift in revenue to a new proprietary product line.

         o The cost of sales decreased approximately $41,000 from approximately $130,000, or about 24% of revenue, to approximately $89,000, or about 18% of revenue. The decrease in the cost of sales percentage was due primarily to a different mix of products being sold.

         o Total operating expenses decreased approximately $396,000 due primarily to the following:

                  1. In 2002, the Company incurred a one-time loss of approximately $104,000 in writing down assets from a licensing agreement

                  2. In 2002, the Company accrued a one-time expense of approximately $72,000 for minimum royalties under the aforementioned licensing agreement

                  3. The remaining decrease in operating expenses was due mostly to lower expenses for personnel and professional services, resulting mainly from general cost reduction measures.

         o Interest expense increased approximately $3,332,000 due primarily to the following:

                  1. An expense of about $3,172,000 was recognized in 2003 from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in 2002. (See "Liquidity and Capital Resources.")

                  2. An increase of approximately $160,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003, the Company had cash and cash equivalents of approximately $12,000. The principal source of liquidity in the fiscal year ended December 31, 2003 was approximately $1,381,000 of additional borrowings, all of which are convertible into Common Stock at the lenders' option.

When $690,000 of such borrowings were made during the fiscal year ended December 31, 2003, the conversion rate was lower than the quoted market price of the Common Stock. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the debt was incurred.

In addition, due to the terms of a debt restructuring agreement, the conversion rate on an additional $78,000 of such borrowings made during the fiscal year ended December 31, 2003, and on $3,229,000 of borrowings made prior to the fiscal year ended December 31, 2003, was reduced to below the quoted market price of the Common Stock at the time the original debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the reduced conversion rate went into effect.

As of December 31, 2003, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $3,172,000 as additional paid-in capital for the accumulated amortization of the discount. This non-cash amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the fiscal years ended December 31, 2003 and December 31, 2002, this amortization expense was approximately $3,172,000 and $0, respectively.

Management anticipates that additional capital will be required to finance the Company's operations. The Company believes that expected cash flow from operations, borrowing, and the possible proceeds from sales of securities will be sufficient to finance the Company's operations at currently anticipated levels for a period of at least twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive and Financial Officers, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive and Financial Officers concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. DIRECTORS AND EXECUTIVE OFFICERS:


         Carl S. von Bibra     42       Director and Chairman of the Board

         David Ayres           49       Director and President

         Conrad von Bibra      74       Director and Secretary

         E. Ted Daniels        63       Director and Past President

         Michael Cheever       35       Controller

Carl S. von Bibra has served the Company as a director and Chairman since October 31, 2003. From March 1993 through May 1994, Mr. von Bibra was a board member of ADcom Information Services, Inc. and, since December 1992, has been corporate secretary of OCI Communication, Inc. Mr. von Bibra received his engineering degree from Stanford University. Carl von Bibra is the son of Conrad von Bibra and is a private investor.

David Ayres joined the Company in May 2002. He has over thirteen years of experience in the printer industry, and over twenty years in senior management positions. Prior to joining the Company he was CEO of an industry-leading supplier to the OEM printer market. He was also Sr. Product Group Manager for Canon in their Canon Computers Systems division. He has served as president of the Company since January 23, 2004 and as a director since February 13, 2004.

Conrad von Bibra was born and raised in Los Angeles, graduating from Stanford University with a degree in chemical engineering. From 1962 to 1984, he served as President of Exeter Oil Company Ltd., a drilling and production company whose stock was listed on the American Stock Exchange in 1981. He is now a private investor. He is the father of Carl S. von Bibra. He became a director and Secretary of the Company starting October 31, 2003.

E. Ted Daniels joined the Board of Directors of the Company in September 1994 and was President, Chief Executive Officer and interim Chief Financial Officer until January 23, 2004. He was employed by Eureka Capital Management from 1993 to 1994 where he was the Managing Director. Previously, he was President and Chief Operating Officer for Roberts Consolidated Industries.

Michael Cheever joined the Company in October 1993 and became an officer on October 31, 2003. He has over thirteen years of accounting experience and was formerly with the accounting firm of Deloitte & Touche LLP.

DIRECTORS' COMPENSATION

The members of the Board of Directors do not receive any cash compensation for their service as directors, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

AUDIT COMMITTEE

The Company does not have an Audit Committee. This function is fulfilled by the Board of Directors.

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

The Company received no copies of any Section 16(a) forms filed by officers, directors or 10% beneficial owners during 2003, other than the Form 4 Reports to the SEC filed during 2003 by Conrad von Bibra and Carl von Bibra and Form 3 and Form 4 Reports covering purchases in 2003 filed by David Ayres following his election to President in 2004. Based solely on its review of the copies of the
Section 16(a) forms received by it, and on representations from certain reporting persons, the Company believes that, during the last fiscal year, all

Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that, to the knowledge of the Company, E. Ted Daniels, its former President and a director, did not file a Form 4 with respect to the shares acquired by him during 2003 upon exercise of options.

CODE OF ETHICS

The Company is in the process of preparing a Code of Ethics for its officers and directors and will discuss it at the next meeting of its Board of Directors. It will be attached as an exhibit to the first quarterly report on Form 10-QSB that the Company will file after adopting the Code.


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation awarded or paid by the Company to its executive officers during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001. No other executive officer's total annual salary and bonus for services to the Company exceeded $100,000.

                                                                                                    LONG-TERM COMPENSATION
                                                                                      ----------------------------------------------
                                                       Annual Compensation                      Awards                    Payouts
                                         -------------------------------------------  --------------------------------- ------------
                                                                        Other                                              All
                                                                        Annual                          Securities         Other
                                                                        Compen-          Stock          Underlying        Compen-
             Name and         Fiscal     Salary (1)       Bonus        sation (2)        Awards         Options (#)       sation
        Principal Position     Year          ($)           ($)             ($)             ($)               (3)             ($)
----------------------------  --------   -------------  -----------   --------------  -------------    ---------------- ------------
E. Ted Daniels (1)               2003       $178,435          $0          $16,203          $16,000                 0             $0
Past President and               2002       $172,273          $0          $14,607               $0                 0             $0
Chief Executive Officer          2001       $224,280          $0          $12,246               $0         1,688,456             $0

David Ayres                      2003       $137,551          $0               $0               $0           500,000             $0
President                        2002        $89,640          $0               $0               $0                 0             $0

Michael Cheever                  2003        $66,054          $0               $0               $0           100,000             $0
Controller


(1) The salary amounts shown for Mr. Daniels do not include additional amounts totalling approximately $171,000 (through his last day of employment on January 23, 2004) for past wages being claimed by Mr. Daniels and disputed by the Company. (See "Legal Proceedings")

(2)           Includes auto allowances, insurance and other fringe benefits.

(3) Includes shares of Common Stock issuable upon exercise of options granted to Mr. Daniels. Prior to January 23, 2004, Mr. Daniels had exercised options to acquire an aggregate of approximately 4,130,000 shares of the Company's Common Stock, of which 2,000,000 shares were acquired at no cost by Mr. Daniels in 2003. (Also see "Legal Proceedings" and "Management Options of E. Ted Daniels")

OPTION EXERCISES AND FISCAL YEAR-END VALUES

Show below is information with respect to the number of shares of the Company's Common Stock acquired upon the exercise of options during the fiscal year ended December 31, 2003, the value realized therefor, the number of unexercised options at December 31, 2002 and the value of unexercised in-the-money options at December 31, 2003 for the Company's executive officers in the Summary Compensation Table above. The Company's executive officers did not hold any stock appreciation rights ("SARs") during the fiscal year ended December 31, 2003.

                                                                  NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                              SHARES                               OPTIONS AT FISCAL               OPTIONS AT FISCAL
                           ACQUIRED ON           VALUE                YEAR-END (#)                    YEAR-END ($)
         NAME              EXERCISE (#)        REALIZED        EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-----------------------    -------------     --------------    ---------------------------     ---------------------------
E. Ted Daniels                2,000,000            $16,000                            0/0                           $0/$0
David Ayres                           0                 $0                      500,000/0                       $5,000/$0
Michael Cheever                       0                 $0                      240,000/0                       $2,400/$0


EMPLOYMENT AGREEMENTS

There are currently no employment agreements between the Company and any of its directors, officers or significant employees. See "Legal Proceedings" regarding the former employment of past President and Chief Executive Officer E. Ted Daniels.


STOCK OPTION PLANS

     1993 STOCK OPTION PLAN

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan. Due to subsequent changes to the Internal Revenue Code (the "Code") and for other reasons, the Board of Directors decided to amend many provisions of this plan. As a consequence, the Board of Directors adopted an Amended and Restated 1993 Stock Option Plan (the "1993 Plan") in May 1996. The 1993 Plan authorized the granting of options to purchase up to a maximum 630,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2003, options for 62,500 shares of Common Stock available for grant under the 1993 Plan had been exercised and approximately 80,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options. Except as to options previously granted and outstanding under it, the 1993 Plan terminated at midnight on February 1, 2003.

     The 1993 Plan provided for the grant of both incentive stock options ("ISOs") and non-qualified stock options ("NQOs"). ISOs granted under the 1993 Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code of 1986, as amended. NQOs granted under the 1993 Plan are intended not to qualify as ISOs under the Code. Options granted under the 1993 Plan generally have a term of not more that 10 years and vest no sooner than 6 months after the date of grant.

     No ISO could be granted under the 1993 Plan to any person who, at the time of the grant, owned (or was deemed to own) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, unless the option exercise price was at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option did not exceed five years from the date of grant. For incentive stock option grants, the aggregate fair market value, determined at the time of grant, of the shares of Common Stock with respect to which such options were exercisable for the first time by an optionee during any calendar year (under all such plans of the Company and its affiliates) may not exceed $100,000.

     The Company did not grant any options to its executive officers under the 1993 Plan during the fiscal year ended December 31, 2003 nor during the fiscal year ended December 31, 2002.

     1996 STOCK OPTION PLAN

     In May 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1993 Plan authorizes the granting of options to purchase up to a maximum 600,000 shares of Common Stock to qualified officers, key employees, directors and employees of companies that do business with the Company. As of December 31, 2003, none of the options available for grant under the 1996 Plan had been exercised and no shares of Common Stock were reserved for issuance upon exercise of outstanding options. The 1996 Plan terminated at midnight on February 1, 2003.

     The Company did not grant any options to its executive officers under the 1996 Plan during the fiscal year ended December 31, 2003 nor during the fiscal year ended December 31, 2002.

     2000 NONSTATUTORY STOCK OPTION PLAN

     In May 2000, the Board of Directors adopted the Prism Software Corporation 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to qualified employees and directors of the Company. As of December 31, 2003, none of the options available for grant under the 2000 Plan had been exercised, approximately 1,720,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and approximately 1,280,000 shares of Common Stock remained available for grant thereunder. Except as to options previously granted and outstanding under it, the 2000 Plan will terminate on May 4, 2010, unless sooner terminated by the Board of Directors.

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

     The Company granted options to purchase 600,000 shares of its Common Stock to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2003. The Company did not grant any options to its executive officers under the 2000 Plan during the fiscal year ended December 31, 2002.

     MANAGEMENT OPTIONS OF E. TED DANIELS

     Under his employment agreement, and distinct from the Company's other option plans, Mr. Daniels had been granted non-qualified options to purchase shares of the Company's Common Stock, such as to maintain ownership of 8% of the Company's fully-diluted Common Stock (subject to certain anti-dilution adjustments). Except for options to purchase 2,000,000 shares that were subsequently exercised in 2003, as of December 31, 2002, Mr. Daniels had voluntarily cancelled all rights to such options that had previously been granted and any additional such options that would have otherwise been granted to him in the future under his employment agreement, therefore no such options existed as of December 31, 2003. However, in February 2004, Mr. Daniels claimed that he is still entitled to receive replacement options (that would expire in October 2004) on modified terms that would be similar to the ones he had previously cancelled. (Also see "Legal Proceedings")

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2004, by (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock of the Company; (ii) each of the Company's directors; (iii) each of the Company's Executive Officers; and (iv) all directors and Executive Officers of the Company as a group.

                                                                  COMMON STOCK   TOTAL NUMBER OF     PERCENTAGE OF
                                                  PERCENTAGE OF  EQUIVALENTS OF       SHARES        SHARES OF COMMON
    NAME AND ADDRESS OF      OUTSTANDING COMMON       SHARES       OPTIONS OR      BENEFICIALLY    STOCK BENEFICIALLY
     BENEFICIAL OWNER              STOCK           OUTSTANDING        NOTES         OWNED (1)          OWNED (1)
-----------------------------------------------------------------------------------------------------------------------
E. Ted Daniels                       4,440,000             3%               0         4,440,000                  3%
42240 Adams Street
Bermuda Dunes, CA  92201

David Ayres
c/o Prism Software
Corporation                            615,000              *         500,000         1,115,000                  1%
23696 Birtcher
Lake Forest, CA  92630


Carl S. von Bibra                   33,607,500             24%    272,639,461       306,246,961                 74%
1637 Spruce Street
South Pasadena, CA 91030


The Conrad von Bibra
Revocable Trust                     60,880,856            43%     497,228,225       558,109,081                 87%
1415 Milan Ave.
South Pasadena, CA  91030

Michael Cheever
c/o Prism Software
Corporation                             20,000               *        240,000           260,000                   *
23696 Birtcher
Lake Forest, CA  92630

All Directors and
Executive Officers of the           99,563,356            70%     770,607,686       870,171,042                 95%
Company as a Group (5
persons)


     *  Less than 0.5%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities currently convertible, or convertible within 60 days after March 31, 2004, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Currently there are 300,000,000 shares of Common Stock authorized of which 141,591,534 are issued and outstanding. The percentage column of common stock beneficially owned shows the percent each person would own if he exercised all his conversion or option privileges and all of the others did not.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     REPURCHASE OF COMMON STOCK

     In December 2002, the Company repurchased 500,000 shares of its Common Stock from Carl von Bibra for $2,500, or $0.005 per share. Mr. von Bibra is affiliate of the Company by virtue of his beneficial ownership of more than 5% of the Company's outstanding Common Stock.

     CERTAIN NOTES AND NOTE CONVERSIONS

     From January 2002 to February 2003, the Company borrowed approximately $1,014,000 from the Conrad von Bibra Revocable Trust ("Conrad von Bibra"), and approximately $732,000 from Carl von Bibra. All such debt was restructured under a Loan Agreement in March 2003 (see below).

     In March 2003, the Company refinanced most of its debt and related accrued interest with Conrad von Bibra and Carl von Bibra under a Loan Agreement, and entered into a Credit Agreement with Conrad von Bibra. From March to December 2003, the Company borrowed approximately $1,060,000 from Conrad von Bibra under the Credit Agreement. All debt under these agreements are due upon demand, bear interest at the rate of 8% per annum and were convertible into shares of Common Stock at the initial rate of $0.05 per share (subject to certain anti-dilution adjustments) at the option of the holder. In accordance with the anti-dilution provisions of these agreements, the conversion rate on this debt was subsequently adjusted to $0.01 per share upon the issuance of a separate note in March 2003 (see below). In addition, these agreements included provisions for warrants that were subsequently waived by Conrad von Bibra and Carl von Bibra in light of the conversion rate being reduced to $0.01 per share. Borrowings made under the Credit Agreement are secured by the Company's assets in accordance with a related Security Agreement.

     Also in March 2003, the Company borrowed an additional $100,000 from Conrad von Bibra under a separate Convertible Promissory Note that is secured by the Company's assets. This debt is due upon demand, bears interest at the rate of 8% per annum and is convertible into shares of Common Stock at the rate of $0.01 per share (subject to certain anti-dilution adjustments) at the option of the holder.

     No commissions were paid in connection with any of these transactions. Conrad von Bibra and Carl von Bibra are affiliates of the Company by virtue of their beneficial ownership of more than 5% of the Company's outstanding Common Stock.

     The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

3.1. Certificate of Incorporation of Prism Software Corporation ("the Company") (1) (Exhibit 3.1)

3.2.     Bylaws of the Company (1) (Exhibit 3.2)

3.3. Amendments dated February 24, 1998 and May 5, 1999 to the Company's Certificate of Incorporation (2) (Exhibit 3.3)

3.4. Amendment dated September 18, 2000 to the Company's Certificate of Incorporation (4) (Exhibit 10.1)

4.1.     Specimen Common Stock certificate of the Company (1) (Exhibit 4.1)

4.2. Certificate of Designation of $5.00, 10% Class A Cumulative Convertible Preferred Stock, as amended to date (2) (Exhibit 4.3)

4.3.     Form of Warrant for Common Stock, issued 2000-2001 (5) (Exhibit 4.5)

10.1. Prism Software Corporation Amended and Restated 1993 Stock Option Plan ("1993 Plan") (1) (Exhibit 10.1)

10.2. Form of Employee Installment Incentive Stock Option and Nonstatutory Stock Option Agreement pertaining to the 1993 Plan (1) (Exhibit 10.2)

10.3. Prism Software Corporation 2000 Nonstatutory Stock Option Plan ("2000 Plan") (3) (Exhibit 10.1)

10.4. Form of Stock Option Agreement pertaining to the 2000 Plan (3) (Exhibit 10.2)

10.5. Office lease dated April 21, 1994, by and between the Company and the Mort Herrmann Family Trust (1) (Exhibit 10.6)

10.6. Amendments dated April 15, 1999 to the April 21, 1994 office lease by and between the Company and the Mort Herrmann Family Trust (2) (Exhibit 10.7)

10.7. Promissory Note dated August 9, 1991, made to the order of George E. Williams in the principal amount of $22,000 (2) (Exhibit 10.11)

10.8. Promissory Note dated December 9, 1991, made to the order of Personal Computer Products, Inc. in the principal amount of $40,000 (2) (Exhibit 10.12)

10.9. Promissory Note dated April 15, 1993, made to the order of James or Judith Bone in the principal amount of $63,031 (2) (Exhibit 10.13)

10.10. Promissory Note dated February 17, 1994, made to the order of Shirley McGarvey in the principal amount of $35,000 (2) (Exhibit 10.14)

10.11. Promissory Note dated December 31, 1994, made to the order of James Bone in the principal amount of $70,168 (2) (Exhibit 10.15)

10.12. Promissory Note dated December 31, 1994, made to the order of Allard Villere in the principal amount of $15,996 (2) (Exhibit 10.16)

10.13. Convertible Promissory Note dated July 29, 1995, made to the order of Northstar Capital Partners, LP in the principal amount of $40,000; note is currently held by Carl von Bibra (1) (Exhibit 10.15)

10.14. Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Northstar Capital Partners, LP in the principal amount of $40,000; note is currently held by Carl von Bibra (2) (Exhibit 10.18)

10.15. Convertible Promissory Note dated July 29, 1995, made to the order of Peachtree Capital Partners, LP in the principal amount of $60,000; note is currently held by Carl von Bibra (1) (Exhibit 10.14)

10.16. Amendment dated October 20, 1997 to the July 29, 1995 Convertible Promissory Note made to the order of Peachtree Capital Partners, LP in the principal amount of $60,000; note is currently held by Carl von Bibra (2) (Exhibit 10.20)

10.17. Form of Convertible Promissory Notes dated September 25, 2000 and September 29, 2000, aggregate principal amount of $40,206; notes are currently held by Carl von Bibra and Conrad von Bibra (5) (Exhibit 10.24)

10.18. Form of Convertible Promissory Notes dated October 4, 2000, aggregate principal amount of $19,330; notes are currently held by Carl von Bibra
         (5) (Exhibit 10.25)

10.19. Letter Agreement dated December 31, 2002 with E. Ted Daniels to cancel all but 2,000,000 of the options under his April 21, 1995 Non-Qualified Stock Option Agreement, as amended (6) (Exhibit 10.30)

10.20. Loan Agreement dated March 13, 2003 by and between the Conrad von Bibra Revocable Trust and Carl von Bibra and Prism Software (7) (Exhibit 10.1)

10.21. Credit Agreement dated March 15, 2003 by and between the Conrad von Bibra Revocable Trust and Prism Software (7) (Exhibit 10.3)

10.22. Promissory Note dated March 27, 2003 by and between the Conrad von Bibra Revocable Trust and Prism Software (7) (Exhibit 10.4)

10.23. Security Agreement dated March 27, 2003 by and between the Conrad von Bibra Revocable Trust and Prism Software (7) (Exhibit 10.5)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

         (7) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

         (b)      Reports on Form 8-K

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incurred Audit Fees of $38,400 with its principal accountant in the fiscal year ended December 31, 2003. The Company incurred Audit Fees of $38,400 with its principal accountant in the fiscal year ended December 31, 2002. The Company incurred no other fees with its principal accountant in either of the two fiscal years referenced.

The Company has no audit committee. The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION





Dated:  April 14, 2004              By:  /s/ David Ayres
                                         ---------------
                                          David Ayres, Director and President
                                          (Principal Executive Officer)




In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  April 14, 2004          By:  /s/ Carl S. von Bibra
                                     ---------------------
                                      Carl S. von Bibra, Director and Chairman
                                        of the Board


Dated:  April 14, 2004          By:  /s/ David Ayres
                                     ---------------------
                                      David Ayres, Director and President
                                      (Principal Executive Officer)

Dated:  April 14, 2004          By:  /s/ Conrad von Bibra
                                     ---------------------
                                      Conrad von Bibra, Director and Secretary

Dated:  April 14, 2004          By:  /s/ Michael Cheever
                                     ---------------------
                                      Michael Cheever, Controller


                           PRISM SOFTWARE CORPORATION
                                 Balance Sheet


                                                                        DECEMBER 31,
                                                                            2003
                                                                       -------------
                                     ASSETS

Current assets
  Cash                                                                 $     12,024
  Accounts receivable, net of allowance
    for doubtful accounts of $4,369                                          46,623
  Inventory                                                                     451

                                                                       -------------
    Total current assets                                                     59,098

  Equipment, net                                                             23,809
  Other                                                                       9,978

                                                                       -------------
                                                                       $     92,885
                                                                       =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                         $  7,389,268
  Accrued interest - stockholders                                           688,504
  Accrued expenses - stockholders                                            30,203
  Notes payable - other                                                      38,700
  Accounts payable                                                          404,070
  Accrued expenses                                                          435,039
  Deferred revenue                                                          105,257

                                                                       -------------
    Total current liabilities                                             9,091,041
                                                                       -------------

Commitments and contingencies                                                    --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                             788
  Common stock - 300,000,000 shares authorized, $.01 par value;
    141,591,534 shares issued and outstanding                             1,415,915
  Additional paid-in capital                                             11,394,263
  Accumulated deficit                                                   (21,809,122)

                                                                       -------------
    Total stockholders' deficit                                          (8,998,156)

                                                                       -------------
                                                                       $     92,885
                                                                       =============

   The accompanying notes are an integral part of these financial statements.

                           PRISM SOFTWARE CORPORATION
                            Statements of Operations

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                     2003              2002
                                                --------------    --------------
Net sales
  Products                                      $     220,068     $     254,837
  Services                                            270,770           288,659

                                                --------------    --------------
                                                      490,838           543,496
                                                --------------    --------------

Cost of sales
  Products                                             18,023            50,566
  Services                                             70,918            79,653

                                                --------------    --------------
                                                       88,941           130,219

                                                --------------    --------------
    Gross profit                                      401,897           413,277
                                                --------------    --------------

Operating expenses
  Selling and administrative                        1,675,957         2,027,774
  Research and development                            261,786           306,241

                                                --------------    --------------
                                                    1,937,743         2,334,015

                                                --------------    --------------
    Loss from operations                           (1,535,846)       (1,920,738)

Interest expense - stockholders                    (3,714,321)         (381,762)
Interest expense                                       (3,869)           (4,871)

                                                --------------    --------------
Net loss                                        $  (5,254,036)    $  (2,307,371)
                                                ==============    ==============

Basic and diluted net loss per common share     $       (0.04)    $       (0.02)
                                                ==============    ==============

Basic and diluted weighted average
  number of common shares outstanding             140,446,000       140,089,000
                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.


                                                      Stockholders' Deficit
                                              Years Ended December 31, 2003 and 2002


                                        SERIES A
                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL                         TOTAL
                                 ---------------------  --------------------------     PAID-IN       ACCUMULATED     STOCKHOLDERS
                                  SHARES      AMOUNT      SHARES        AMOUNT         CAPITAL         DEFICIT          DEFICIT
                                 ---------- ------------------------ -------------  -------------- ---------------  ---------------
Balance, December 31, 2001          78,800        788   140,091,534     1,400,915       8,205,130     (14,247,715)      (4,640,882)

  Repurchase of common stock for
  cash                                   -          -      (500,000)       (5,000)          2,500               -           (2,500)

  Issuance of stock options              -          -             -             -          34,563               -           34,563

  Net loss                               -          -             -             -               -      (2,307,371)      (2,307,371)

                                 ---------- ---------- ------------- -------------  -------------- ---------------  ---------------
Balance, December 31, 2002          78,800  $     788   139,591,534    $1,395,915   $   8,242,193  $  (16,555,086)  $   (6,916,190)
                                 ========== ========== ============= =============  ============== ===============  ===============

  Intrinsic value of beneficial
  conversion feature                     -          -             -             -       3,172,070               -        3,172,070

  Exercise of stock options              -          -     2,000,000        20,000         (20,000)              -                -

  Net loss                               -          -             -             -               -      (5,254,036)      (5,254,036)

                                 ---------- ---------- ------------- -------------  -------------- ---------------  ---------------
Balance, December 31, 2003          78,800  $     788   141,591,534  $  1,415,915    $ 11,394,263  $  (21,809,122)  $   (8,998,156)
                                 ========== ========== ============= =============  ============== ===============  ===============

                         The accompanying notes are an integral part of these financial statements.



                                               PRISM SOFTWARE CORPORATION
                                                Statements of Cash Flows

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                    2003                2002
                                                                               ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(5,254,036)      $(2,307,371)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                           1,787           106,366
    Depreciation                                                                        13,124            48,013
    Issuance of stock options                                                               --            34,563
    Amortization of beneficial conversion feature                                    3,172,070                --
    (Increase) decrease in assets
      Accounts receivable                                                              (12,307)           12,327
      Inventory                                                                             41               432
      Licenses and other assets                                                          1,655             2,834
    Increase (decrease) in liabilities
      Accounts payable                                                                  52,898           111,346
      Accrued expenses                                                                 664,149           461,681
      Deferred revenue                                                                  (7,501)          (10,387)

                                                                                   ------------      ------------
        Net cash used by operating activities                                       (1,368,120)       (1,540,196)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                 (8,634)           (4,615)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                             1,381,000         1,524,900
  Payments on notes                                                                         --           (12,324)
  Repurchase of common stock                                                                --            (2,500)

                                                                                   ------------      ------------
        Net cash provided by financing activities                                    1,381,000         1,510,076

                                                                                   ------------      ------------
Net increase (decrease) in cash                                                          4,246           (34,735)

Cash, beginning of period                                                                7,778            42,513

                                                                                   ------------      ------------
Cash, end of period                                                                $    12,024       $     7,778
                                                                                   ============      ============

Supplemental disclosures:
  Cash paid for interest                                                           $        --       $        --
  Cash paid for income tax                                                         $        --       $        --

Non-cash investing and financing activities:
  Conversion of stockholders interest payable to notes payable                     $   737,938       $        --

                       The accompanying notes are an integral part of these financial statements.
