Form 10KSB/A
period 2003-12-31
PRISM SOFTWARE CORP
filed 2004-04-15
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


Dated:  April 14, 2004          By:  /s/ David Ayres
                                     ---------------------
                                      David Ayres, Director and President
                                      (Principal Executive Officer)

Dated:  April 14, 2004          By:  /s/ Conrad von Bibra
                                     ---------------------
                                      Conrad von Bibra, Director and Secretary

Dated:  April 14, 2004          By:  /s/ Michael Cheever
                                     ---------------------
                                      Michael Cheever, Controller

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors and Stockholders
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism Software Corporation as of December 31, 2003 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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

Irvine, California
April 12, 2004

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

                                        F-3

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

                                                     PRISM SOFTWARE CORPORATION
                                                        Stockholders' Deficit
                                               Years Ended December 31, 2003 and 2002

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

                                                                F-5

                                            PRISM SOFTWARE CORPORATION
                                             Statements of Cash Flows

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                      2003                2002
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(5,254,036)      $(2,307,371)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                           1,787           106,366
    Depreciation                                                                        13,124            48,013
    Issuance of stock options                                                               --            34,563
    Amortization of beneficial conversion feature                                    3,172,070                --
    (Increase) decrease in assets
      Accounts receivable                                                              (12,307)           12,327
      Inventory                                                                             41               432
      Licenses and other assets                                                          1,655             2,834
    Increase (decrease) in liabilities
      Accounts payable                                                                  52,898           111,346
      Accrued expenses                                                                 664,149           461,681
      Deferred revenue                                                                  (7,501)          (10,387)

                                                                                   ------------      ------------
        Net cash used by operating activities                                       (1,368,120)       (1,540,196)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                                 (8,634)           (4,615)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                             1,381,000         1,524,900
  Payments on notes                                                                         --           (12,324)
  Repurchase of common stock                                                                --            (2,500)

                                                                                   ------------      ------------
        Net cash provided by financing activities                                    1,381,000         1,510,076

                                                                                   ------------      ------------
Net increase (decrease) in cash                                                          4,246           (34,735)

Cash, beginning of period                                                                7,778            42,513

                                                                                   ------------      ------------
Cash, end of period                                                                $    12,024       $     7,778
                                                                                   ============      ============

Supplemental disclosures:
  Cash paid for interest                                                           $        --       $        --
  Cash paid for income tax                                                         $        --       $        --

Non-cash investing and financing activities:
  Conversion of stockholders interest payable to notes payable                     $   737,938       $        --

                    The accompanying notes are an integral part of these financial statements.

                                                       F-6

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

     Organization
     ------------

     Prism Software Corporation (the "Company") was organized under the laws of Delaware in 1992. The Company specializes in enterprise document and content management solutions. The Company's products and expertise lie in electronic document formation, document management, and print stream conversion solutions. The Company's customer base includes organizations that use its solutions in managing high-volume, large scale document printing in a variety of markets.

     Concentrations of risk
     ----------------------

     In 2003 and 2002 the three largest customers accounted for 42% and 34%, respectively, of sales. At December 31, 2003 and 2002, the three largest accounts receivable totaled 83% and 80%, respectively.

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

     Software Development Costs
     --------------------------

     Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2003.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

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

     Stock-based compensation
     ------------------------

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method, as described in Accounting Principles Board Opinion 25. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. Compensation costs reported in 2003 and 2002 were $0 and $34,563, respectively. Companies using APB 25 to report stock-based compensation are required under SFAS 123 to disclose the estimated fair value of options granted.

     As prescribed under SFAS 123, the Company used the Black-Scholes Option Pricing Model to estimate the fair value of the options granted in 2003 and 2002 using the following assumptions.

                                                           2003         2002
                                                           ----         ----
            Expected life (years)                       10 years     10 years
            Risk-free interest rate                     1.875%       6.04%
            Volatility                                  50%          50%

     Had the Company chosen to report the stock-based compensation at its estimated fair value, net loss and net loss per share would have increased slightly.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

                                                    2003             2002
                                                ------------     ------------
     Net loss
       As reported                              $(5,254,036)     $(2,307,371)
       Estimated fair value of compensation          (7,729)         (18,149)
                                                ------------     ------------
       Pro forma                                $(5,261,765)     $(2,325,520)

     Basic and diluted loss per share
       As reported                              $     (0.04)     $     (0.02)
       Pro forma                                $     (0.04)     $     (0.02)


     Cash and equivalents
     --------------------

     The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

     Advertising costs
     -----------------

     Advertising costs are expensed as incurred. During 2003 and 2002, advertising costs totalled approximately $19,600 and $47,500, respectively.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Recent accounting pronouncements
     --------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company's reported operating results, financial position and existing financial statement disclosure have not been affected by SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's reported operating results, financial position and financial statement disclosures have not been affected by SFAS 144.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13 "Accounting for leases", to require certain lease modifications to be treated as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. The Company's reported operating results, financial position and financial statement disclosures have not been affected by SFAS 145.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of SFAS 146 became effective for exit or disposal activities initiated after December 31, 2002 and did not materially impact the Company's financial position or results of operations.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Recent accounting pronouncements (continued)
     --------------------------------------------

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34)". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company adopted the disclosure requirements in 2002 and the initial recognition and measurement provisions in 2003. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of certain provisions of the guidance in SFAS No. 150. The FASB decided to defer the application of certain aspects of Statement 150 until it could consider some of the resulting implementation issues. The Company has adopted certain provisions of SFAS No. 150 which did not have a material impact on the Company's financial condition or results of operations. The Company does not believe the effect of the provisions of SFAS No. 150 that have been deferred to future periods will have a material impact on the Company's financial statements.


2.   EQUIPMENT
--------------

          Furniture and equipment                       $  28,107
          Computer equipment and software                 183,782
                                                        ----------

                                                          211,889

          Accumulated depreciation and amortization      (188,080)
                                                        ----------

                                                        $  23,809
                                                        ==========

     Depreciation expense charged to operations was $13,124 and $48,013 in 2003 and 2002, respectively.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.   ACCRUED EXPENSES
---------------------

          Wages and benefits                          $    241,398
          Interest other                                    41,157
          Sales commissions                                 81,159
          Other                                             71,325
                                                      -------------

                                                      $    435,039
                                                      =============


4.   NOTES PAYABLE
------------------

     All notes are unsecured unless otherwise described.

     Stockholders
     ------------
     9% to 10%, past due August 1996                                             $  129,894

     8%, convertible into common stock at $.10 per share at holders' option,
     past due December 1999                                                         100,000

     8%, convertible into common stock at $.05 per share at holders' option,
     past due December 2001                                                          59,536

     8%, convertible into common stock at $.01 per share at holders' option,
     due upon demand                                                              5,939,838

     8%, convertible into common stock at $.01 per share at holders' option,
     due upon demand, secured by the Company's assets                             1,160,000

                                                                                 -----------

                                                                                 $7,389,268
                                                                                 ===========


     Other                                                                       $   38,700
                                                                                 ===========

     Certain portions of the $5,939,838 and the $1,160,000 borrowings described above contain a beneficial conversion feature equal to or less than the face value of each applicable borrowing, which is reflected in additional paid-in capital in the accompanying financial statements. During 2003 and 2002, $3,172,070 and $0, respectively, of the beneficial conversion feature was amortized and included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


5.   PREFERRED STOCK
--------------------

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A).

     The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 78,800 shares of Series A outstanding at December 31, 2003 are currently convertible at the election of the holders into 3,419,920 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one non-cumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

     At December 31, 2003, the amount of undeclared dividends in arrears on the Series A was $454,850 ($5.77 per share).


6.   COMMON STOCK
-----------------

     In 2003, the Company issued 2,000,000 shares of common stock to its then-current President and Chief Executive Officer upon the exercise of options.


7.   STOCK OPTIONS
------------------

     Financing Options
     -----------------

     In 1994, the Company issued options to certain lenders to acquire up to 325,093 shares of the Company's common stock in connection with loans made to the Company. The options vested at issuance, are exercisable at $2.00 per share and expired in January 2004.

     1993 Stock Option Plan
     ----------------------

     The Company's 1993 Stock Option Plan provides for the issuance of options to employees, directors, officers, and advisors of the Company to acquire up to 630,000 shares of the Company's common stock. Options issued under this plan are generally granted at estimated market value, vest at varying rates and expire within ten years from the date of grant or within 90 days after termination of employment. Except as to options previously granted and outstanding under it, the 1993 Stock Option Plan terminated at midnight on February 1, 2003.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.   STOCK OPTIONS (CONTINUED)
------------------------------

     2000 Stock Option Plan
     ----------------------

     The Company's 2000 Stock Option Plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 3,000,000 shares of common stock. Options issued under this plan are generally exercisable at 85% of the market value on the date of grant, vest over three years and expire within ten years from the date of grant or within 90 days after termination of employment. Except as to options previously granted and outstanding under it, the 2000 Stock Option Plan will terminate on May 4, 2010, unless sooner terminated by the Board of Directors.

     Other Management Options
     ------------------------

     Under his employment agreement, the Company's previous President and Chief Executive Officer had been granted non-qualified options to purchase shares of the Company's common stock, such as to maintain ownership of 8% of the Company's fully diluted common stock (subject to certain anti-dilution adjustments). In 2002, this executive voluntarily cancelled his rights to all but 2,000,000 options previously granted and any additional options that would have been granted to him under his employment agreement. During 2003, this executive exercised the remaining 2,000,000 options under his agreement. Therefore, no such options were outstanding at December 31, 2003. However, in February 2004, this former executive claimed that he is still entitled to receive replacement options (that would expire in October
     2004) on modified terms that would be similar to the ones he had previously cancelled.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.   STOCK OPTIONS (CONTINUED)
------------------------------

     Stock option activity for the years ended December 31, 2003 and 2002 follows:

                                          WEIGHTED                   WEIGHTED                    WEIGHTED                   WEIGHTED
                                          AVERAGE                    AVERAGE                     AVERAGE        OTHER       AVERAGE
                           FINANCING       OPTION        1993         OPTION         2000         OPTION      MANAGEMENT     OPTION
                            OPTIONS        PRICE         PLAN         PRICE          PLAN         PRICE        OPTIONS       PRICE
                        --------------------------  -------------------------- -------------------------- --------------------------
December 31, 2001            197,093         2.00       228,600          1.60      1,865,000        0.04       13,859,498        -
                        --------------------------  -------------------------- -------------------------- --------------------------
Granted                            -            -        25,000          0.05         75,000        0.05        2,694,341        -
Expired or Cancelled               -            -             -             -     (1,025,000)       0.03      (14,553,839)       -
Exercised                          -            -             -             -              -           -                -        -
                        --------------------------  -------------------------- -------------------------- --------------------------
December 31, 2002            197,093         2.00       253,600          1.45        915,000        0.05        2,000,000        -
                        ==========================  ========================== ========================== ==========================
Granted                            -            -             -             -      1,000,000        0.03                -        -
Expired or Cancelled               -            -      (173,600)         1.99       (195,000)       0.05                -        -
Exercised                          -            -             -             -              -           -       (2,000,000)       -
                        --------------------------  -------------------------- -------------------------- -------------------------
December 31, 2003            197,093         2.00        80,000          0.28      1,720,000        0.04                -        -
                        ==========================  ========================== ========================== ==========================

     The following information applies to options outstanding at December 31, 2003:

                                                        WEIGHTED
                                                         AVERAGE             WEIGHTED                               WEIGHTED
                                                        REMAINING            AVERAGE                                AVERAGE
                                    NUMBER           CONTRACTUAL LIFE        EXERCISE             NUMBER            EXERCISE
                                 OUTSTANDING             (YEARS)              PRICE            EXERCISABLE           PRICE
                               -----------------   --------------------  ----------------   -----------------   ----------------
     Financing options                  197,093             1                     $ 2.00             197,093             $ 2.00
     1993 stock option plan              80,000             2                     $ 0.28              80,000             $ 0.28
     2000 stock option plan           1,720,000             8                     $ 0.04           1,720,000             $ 0.04

                               -----------------                                            -----------------
                                      1,997,093                                                    1,997,093
                               =================                                            =================

8.   WARRANTS
-------------

     The Company has outstanding warrants that were issued in 2001 in relation to a private placement offering. No value has been ascribed to the warrants as (1) the warrants were issued at exercise prices equal to or greater than the fair value of the Company's common stock on the date of issuance and
     (2) there is no market for the warrants. At December 31, 2003, the only warrants outstanding were the 2,500,000 warrants issued in August 2001 that expire in August 2004.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


9.   BASIC AND DILUTED NET LOSS PER SHARE
-----------------------------------------

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                             2003               2002
                                                        --------------     --------------
     Numerator
       Net loss                                         $  (5,254,036)     $  (2,307,371)
       Preferred dividends                                    (39,400)           (39,400)
                                                        --------------     --------------
       Net loss                                         $  (5,293,436)     $  (2,346,771)
                                                        ==============     ==============

     Denominator
       Basic and diluted weighted average number of
       common shares outstanding during the period        140,446,000        140,089,000
                                                        --------------     --------------

     Basic and diluted net loss per share               $       (0.04)     $       (0.02)
                                                        ==============     ==============

     The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive:

                                       EQUIVALENT NUMBER OF
                                           COMMON SHARES
                                           AT DECEMBER 31,
                                       2003               2002
                                  -------------      -------------

         Options                     1,997,093          3,365,693
         Warrants                    2,500,000          5,940,000
         Convertible debt          755,598,167         84,170,451


10.  INCOME TAXES
-----------------

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

     The Company has deferred tax assets of approximately $7,888,000 at December 31, 2003 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During, 2003 and 2002 the Company's valuation allowance increased approximately $2,021,000 and $916,000, respectively.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.  INCOME TAXES (CONTINUED)
-----------------------------

     At December 31, 2003, the Company has net operating loss carryforwards for federal tax purposes of approximately $17,529,000, which will expire beginning in 2004 through 2023.


11.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     Legal proceedings
     -----------------

     In February 2004, the Company's previous President and Chief Executive Officer, filed for arbitration in a dispute with the Company, claiming that the Company owes him unpaid back wages and interest thereon through his last day of employment (January 23, 2004), future wages through September 14, 2004, and stock options (Note 7). The claimed amount of unpaid back wages is already accrued in the Company's financial statements, but the other claims have not been recorded. The arbitration proceedings are still pending.

     Leases
     ------

     The Company's office lease expires March 31, 2004. A new lease is to be negotiated, and its terms are not expected to vary significantly from the current lease terms. The current lease provides for a basic rent of $8,287 per month. Rent expense was $98,433 and $95,400 in 2003 and 2002, respectively.


12.  GOING CONCERN
------------------

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