Form 10KSB/A
period 2003-12-31
PRISM SOFTWARE CORP
filed 2004-04-19
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 2
                                  FORM 10-KSB/A

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

INTELLECTUAL PROPERTY

The Company currently does not hold any patents and relies on a combination of contract, copyright, trademark and trade secret laws, licenses and confidentiality agreements and software security measures to protect its proprietary intellectual property. Despite these precautions, the Company believes that existing laws provide limited protection for the Company's technologies. However, because of the rapid pace of technological change in the Company's industry, the legal intellectual property protection for products is a less significant factor in its success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, the effectiveness of its marketing activities and the timeliness and quality of its support services. There can be no assurance that the Company's means of protecting its proprietary rights will prevent others from misappropriating or otherwise gaining access to valuable information, such as software source codes, or that others will not develop technologies similar or superior to the Company's technologies. In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries. The Company generally enters into confidentiality or license agreements with its employees, consultants, customers and vendors and generally controls access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others.

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

EMPLOYEES

As of March 31, 2004, the Company had 13 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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

         In addition, except for options to purchase 2,000,000 shares of Common Stock that were subsequently exercised in 2003, as of December 31, 2002, Mr. Daniels had voluntarily cancelled all rights to such options that had previously been granted and any additional such options that would have otherwise been granted to him in the future under his agreement. However, Mr. Daniels claims that he is entitled to receive replacement options (that would expire in October 2004) on modified terms that would be similar to the ones he had previously cancelled.

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

FORWARD-LOOKING STATEMENTS; CAUTIONARY STATEMENT

Certain of the statements contained in this report, including those under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," and especially those contained under "Liquidity and Capital Resources" may be "forward-looking statements" that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward-looking statements. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB as well as risks associated with managing the Company's growth. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trends and results cannot be predicted with certainty.

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

                                                                  NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                              SHARES                               OPTIONS AT FISCAL               OPTIONS AT FISCAL
                           ACQUIRED ON           VALUE                YEAR-END (#)                    YEAR-END ($)
         NAME              EXERCISE (#)        REALIZED        EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-----------------------    -------------     --------------    ---------------------------     ---------------------------
E. Ted Daniels                2,000,000            $16,000                            0/0                           $0/$0
David Ayres                           0                 $0                      500,000/0                           $0/$0
Michael Cheever                       0                 $0                      240,000/0                           $0/$0


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

     MANAGEMENT OPTIONS OF E. TED DANIELS

     Under his employment agreement, and distinct from the Company's other option plans, Mr. Daniels had been granted non-qualified options to purchase shares of the Company's Common Stock, such as to maintain ownership of 8% of the Company's fully-diluted Common Stock (subject to certain anti-dilution adjustments). Except for options to purchase 2,000,000 shares that were subsequently exercised in 2003, as of December 31, 2002, Mr. Daniels had voluntarily cancelled all rights to such options that had previously been granted and any additional such options that would have otherwise been granted to him in the future under his employment agreement, therefore no such options existed as of December 31, 2003. However, in February 2004, Mr. Daniels claimed that he is entitled to receive replacement options (that would expire in October 2004) on modified terms that would be similar to the ones he had previously cancelled. (Also see "Legal Proceedings")

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

10.22. Promissory Note dated March 27, 2003 by and between the Conrad von Bibra Revocable Trust and Prism Software (7) (Exhibit 10.4)

10.23. Security Agreement dated March 27, 2003 by and between the Conrad von Bibra Revocable Trust and Prism Software (7) (Exhibit 10.5)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Revenue recognition
     -------------------

     Revenues from the licensing of computer software products are recognized upon delivery of the products to customers, as there are no significant obligations remaining after the delivery date. Revenues related to service agreements are deferred and recognized over the terms of the related agreements, generally 12 months. Payments are generally due within 30 days. Management's review of collectibility is an ongoing process, and reserves are made based on the Company's historical experience with each customer and its knowledge of each receivable.

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

7.   STOCK OPTIONS
------------------

     Financing Options
     -----------------

     In 1994, the Company issued options to certain lenders to acquire up to 325,093 shares of the Company's common stock in connection with loans made to the Company. The options vested at issuance, were exercisable at $2.00 per share and expired in January 2004.

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

     Other Management Options
     ------------------------

     Under his employment agreement, the Company's previous President and Chief Executive Officer had been granted non-qualified options to purchase shares of the Company's common stock, such as to maintain ownership of 8% of the Company's fully diluted common stock (subject to certain anti-dilution adjustments). In 2002, this executive voluntarily cancelled his rights to all but 2,000,000 options previously granted and any additional options that would have been granted to him under his employment agreement. During 2003, this executive exercised the remaining 2,000,000 options under his agreement. Therefore, no such options were outstanding at December 31, 2003. However, in February 2004, this former executive claimed that he is entitled to receive replacement options (that would expire in October
     2004) on modified terms that would be similar to the ones he had previously cancelled.

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

11.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     Legal proceedings
     -----------------

     In February 2004, the Company's previous President and Chief Executive Officer filed for arbitration in a dispute with the Company, claiming that the Company owes him unpaid back wages and interest thereon through his last day of employment (January 23, 2004), future wages through September 14, 2004, and stock options (Note 7). The Company disputes all claims. The arbitration proceedings have not been scheduled.

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