Form 10QSB
period 2004-03-31
PRISM SOFTWARE CORP
filed 2004-05-19
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   95-2621719
 ----------------------------------                ----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                  23696 Birtcher, Lake Forest, California 92630
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
        -----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock                Outstanding at April 30, 2004
-----------------------------------                -----------------------------

Common Stock, par value $.01 per share             141,591,534

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of March 31, 2004 (Unaudited)     4

                  Condensed Statements of Operations for the Three Months
                  Ended March 31, 2004 and 2003 (Unaudited)                    5

                  Condensed Statements of Cash Flows for the Three Months
                  Ended March 31, 2004 and 2003 (Unaudited)                    6

                  Notes to Condensed Financial Statements (Unaudited)          7

         Item 2.  Management's Discussion and Analysis or Plan of Operation   10

         Item 3.  Controls and Procedures                                     11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           12

         Item 2.  Changes in Securities and Use of Proceeds                   12

         Item 3.  Defaults Upon Senior Securities                             12

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            13

         Signatures                                                           13

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            PRISM SOFTWARE CORPORATION
                              CONDENSED BALANCE SHEET
                                    (UNAUDITED)

                                                                         MARCH 31,
                                                                           2004
                                                                      -------------
                                       ASSETS

Current assets
   Cash                                                               $     62,032
   Accounts receivable, net of allowance
     for doubtful accounts of $4,369                                        75,329
   Inventory                                                                   231

                                                                      -------------
      Total current assets                                                 137,592

   Equipment, net                                                           21,142
   Other                                                                    20,595

                                                                      ------------
                                                                      $    179,329
                                                                      ============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Notes payable - stockholders                                       $  7,789,268
   Accrued interest - stockholders                                         839,979
   Accrued expenses - stockholders                                          30,203
   Notes payable - other                                                    38,700
   Accounts payable                                                        362,244
   Accrued expenses                                                        478,290
   Deferred revenue                                                        116,102

                                                                      ------------
      Total current liabilities                                          9,654,786
                                                                      ------------

Commitments and contingencies                                                   --

Stockholders' deficit
   Preferred stock - 5,000,000 shares authorized, $.01 par value;
     Series A - 78,800 shares issued and outstanding                           788
   Common stock - 300,000,000 shares authorized, $.01 par value;
     141,591,534 shares issued and outstanding                           1,415,915
   Additional paid-in capital                                           11,394,263
   Accumulated deficit                                                 (22,286,423)

                                                                      ------------
      Total stockholders' deficit                                       (9,475,457)

                                                                      ------------
                                                                      $    179,329
                                                                      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                         4

                           PRISM SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               ---------------------------------
                                                    2004               2003
                                               --------------     --------------

Net sales
   Products                                    $      99,281      $      54,405
   Services                                           56,150             66,336

                                               --------------     --------------
                                                     155,431            120,741
                                               --------------     --------------

Cost of sales
   Products                                           16,208              7,935
   Services                                           16,283             17,107

                                               --------------     --------------
                                                      32,491             25,042

                                               --------------     --------------
      Gross profit                                   122,940             95,699
                                               --------------     --------------

Operating expenses
   Selling and administrative                        388,880            452,187
   Research and development                           58,917             57,781

                                               --------------     --------------
                                                     447,797            509,968

                                               --------------     --------------
      Loss from operations                          (324,857)          (414,269)

Interest expense - stockholders                     (151,475)        (2,817,087)
Interest expense                                        (968)              (968)

                                               --------------     --------------
Net loss                                       $    (477,300)     $  (3,232,324)
                                               ==============     ==============


Basic and diluted net loss per common share    $       (0.00)     $       (0.02)
                                               ==============     ==============

Basic and diluted weighted average
  number of common shares outstanding            141,591,534        139,591,534
                                               ==============     ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                PRISM SOFTWARE CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2004             2003
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $  (477,300)     $(3,232,324)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
   Loss on disposal of assets                                          --            1,787
   Depreciation                                                     3,222            4,710
   Amortization of beneficial conversion feature                       --        2,699,570
   (Increase) decrease in assets
      Accounts receivable                                         (28,706)           5,707
      Inventory                                                       220               32
      Licenses and other assets                                   (11,173)           1,172
   Increase (decrease) in liabilities
      Accounts payable                                            (41,826)          19,687
      Accrued expenses                                            194,726          142,793
      Deferred revenue                                             10,845           (2,785)

                                                              ------------     ------------
         Net cash used by operating activities                   (349,992)        (359,651)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                               --               --
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable - stockholders         400,000          371,000

                                                              ------------     ------------
        Net cash provided by financing activities                 400,000          371,000

                                                              ------------     ------------
Net increase (decrease) in cash                                    50,008           11,349

Cash, beginning of period                                          12,024            7,778

                                                              ------------     ------------
Cash, end of period                                           $    62,032      $    19,127
                                                              ============     ============

Supplemental disclosures:
   Cash paid for interest                                     $        --      $        --
   Cash paid for income tax                                   $        --      $        --

   Non-cash investing and financing activities:
      Conversion of stockholders interest payable
        to notes payable                                      $        --      $   737,938

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             6

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. Certain amounts from prior periods have been reclassified to be consistent with the presentation of the current period. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.


NOTE 2 - STOCK-BASED COMPENSATION
---------------------------------

     Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. The following compensation costs were incurred in the interim periods presented.

                THREE MONTHS ENDED
                     MARCH 31,
         -------------------------------
             2004              2003
         --------------    -------------

         $          --     $        --

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

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                 -------------------------------
                                                      2004             2003
                                                 --------------   --------------

          Numerator
          ---------
             Net loss                            $    (477,300)   $  (3,232,324)
             Preferred dividends                            --               --
                                                 --------------   --------------
                                                 $    (477,300)   $  (3,232,324)
                                                 ==============   ==============

          Denominator
          -----------
             Basic and diluted weighted
             average number of common
             shares outstanding during
             the period                            141,591,534      139,591,534
                                                 --------------   --------------

          Basic and diluted net loss per share   $       (0.00)   $       (0.02)
                                                 ==============   ==============

     The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.

                                            EQUIVALENT NUMBER OF
                                               COMMON SHARES
                                                AT MARCH 31,
                                    ---------------------------------
                                         2004                2003
                                    -------------       -------------
         Options                       1,800,000           3,229,427
         Warrants                      2,500,000           5,940,000
         Convertible debt            769,867,686         133,607,337

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003)

         For the quarter ended March 31, 2004, the Company reported a loss of approximately $477,000, or $0.00 per share, compared with a loss of approximately $3,232,000, or $0.02 per share, for the quarter ended March 31, 2003. The loss decreased approximately $2,755,000 due primarily to the following:

         o Operating revenue increased approximately $35,000 due primarily to higher sales of a proprietary product line.
         o Due primarily to the increase in operating revenue, cost of sales increased approximately $7,000 from approximately $25,000, or about 21% of revenue, to approximately $32,000, also about 21% of revenue.
         o Total operating expenses decreased approximately $62,000 due primarily to lower expenses for personnel and professional services.
         o Interest expense decreased approximately $2,666,000 due primarily to the following:

                  1. An expense of about $2,700,000 was recognized in the quarter ended March 31, 2003 from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in the quarter ended March 31, 2004. (See "Liquidity and Capital Resources."
                  2. An increase of approximately $34,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, the Company had cash and cash equivalents of approximately $62,000. The principal source of liquidity in the three months ended March 31, 2004 was approximately $400,000 of non-convertible debt.

         Approximately $3,997,000 of borrowings made during or prior to the fiscal year ended December 31, 2003 are convertible into Common Stock at a rate that is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the conversion rate went into effect. As of March 31, 2004, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $3,172,000 as additional paid-in capital for the accumulated amortization of the discount. This non-cash amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended March 31, 2004 and March 31, 2003, this amortization expense was $0 and approximately $2,700,000, respectively.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is currently in a dispute with Mr. E Ted Daniels, a former President and Chief Executive Officer. This dispute is discussed in the "Legal Proceedings" disclosure of the Company's Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2003, and no material developments have occurred in this matter since the date of such filing.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the quarter ended March 31, 2004, the Company borrowed an aggregate of $400,000 under a non-convertible Consolidated Promissory Note with the Conrad von Bibra Revocable Trust. The note is secured by the Company's assets, is due upon demand, and bears interest at the rate of 8% per annum. No commissions were paid in connection with this transaction. Mr. von Bibra is an affiliate of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company, and being a director and officer of the Company.

         The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of April 30, 2004, the Company was in default on certain notes payable totaling approximately $625,000, including accrued interest. Approximately $285,000 of this amount is convertible into approximately 3.6 million shares of Common Stock.

         As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Non-convertible Consolidated Promissory Note dated March 31, 2004 by and between the Conrad von Bibra Revocable Trust and Prism Software

                  31.1     Certificate of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certificate of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION

Dated:  May 17, 2004                    By:  /s/ David Ayres
                                             -----------------------------------
                                             David Ayres, Director and President
                                             (Principal Executive Officer)

Dated:  May 17, 2004                    By:  /s/ Michael Cheever
                                             -----------------------------------
                                             Michael Cheever, Controller