Form 10QSB
period 2004-06-30
PRISM SOFTWARE CORP
filed 2004-08-16
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                    15500-C Rockfield Blvd., Irvine, CA 92618
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 855-3100
                -------------------------------------------------
                           (Issuer's telephone number)

                      23696 Birtcher, Lake Forest, CA 92630
--------------------------------------------------------------------------------
                 (Former address, if changed since last report)

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

Title of Each Class of Common Stock                 Outstanding at July 31, 2004
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share              141,591,534

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Condensed Balance Sheet as of June 30, 2004 (Unaudited)     4

                   Condensed Statements of Operations for the Three and Six
                   Months Ended June 30, 2004 and 2003 (Unaudited)             5

                   Condensed Statements of Cash Flows for the Six
                   Months Ended June 30, 2004 and 2003 (Unaudited)             6

                   Notes to Condensed Financial Statements (Unaudited)         7

         Item 2.  Management's Discussion and Analysis or Plan of Operation   10

         Item 3.  Controls and Procedures                                     12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           12

         Item 2.  Changes in Securities and Use of Proceeds                   12

         Item 3.  Defaults Upon Senior Securities                             13

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                           13

         Item 6.  Exhibits and Reports on Form 8-K                            14

         Signatures                                                           14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)

                                                                      JUNE 30,
                                                                       2004
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $     62,814
  Accounts receivable, net of allowance
   for doubtful accounts of $4,369                                       53,359
  Inventory                                                                 210

                                                                   -------------
    Total current assets                                                116,383

  Equipment, net                                                         22,426
  Other                                                                  19,917

                                                                   -------------
                                                                   $    158,726
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $  8,089,268
  Accrued interest - stockholders                                       997,848
  Accrued expenses - stockholders                                        30,203
  Notes payable - other                                                  38,700
  Accounts payable                                                      328,588
  Accrued expenses                                                      485,710
  Deferred revenue                                                      119,678

                                                                   -------------
    Total current liabilities                                        10,089,995
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                         788
  Common stock - 300,000,000 shares authorized, $.01 par value;
     141,591,534 shares issued and outstanding                        1,415,915
  Additional paid-in capital                                         11,394,263
  Accumulated deficit                                               (22,742,235)

                                                                   -------------
    Total stockholders' deficit                                      (9,931,269)
                                                                   -------------
                                                                   $    158,726
                                                                   =============

   The accompanying notes are an integral part of these financial statements

                                     PRISM SOFTWARE CORPORATION
                                 Condensed Statements of Operations
                                            (Unaudited)

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                              -------------------------------   -------------------------------
                                                  2004              2003             2004             2003
                                              --------------   --------------   --------------   --------------

Net sales
  Products                                    $      99,195    $      42,097    $     198,476    $      96,502
  Services                                           75,228           80,877          131,377          147,212
                                              --------------   --------------   --------------   --------------
                                                    174,423          122,974          329,853          243,714
                                              --------------   --------------   --------------   --------------

Cost of sales                                        21,626           28,837           54,116           53,878
                                              --------------   --------------   --------------   --------------
  Gross profit                                      152,797           94,137          275,737          189,836
                                              --------------   --------------   --------------   --------------

Operating expenses
  Selling and administrative                        380,423          399,727          769,304          851,914
  Research and development                           69,360           69,540          128,277          127,322

                                              --------------   --------------   --------------   --------------
                                                    449,783          469,267          897,581          979,236
                                              --------------   --------------   --------------   --------------
    Loss from operations                           (296,986)        (375,130)        (621,844)        (789,400)

Interest expense - stockholders                    (157,869)        (157,559)        (309,344)      (2,974,646)
Interest expense                                       (957)            (968)          (1,924)          (1,935)
                                              --------------   --------------   --------------   --------------
Net loss                                      $    (455,812)   $    (533,657)   $    (933,112)   $  (3,765,981)
                                              ==============   ==============   ==============   ==============
Basic and diluted net loss per common share   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.03)
                                              ==============   ==============   ==============   ==============
Basic and diluted weighted average
  number of common shares outstanding           141,591,534      139,591,534      141,591,534      139,591,534
                                              ==============   ==============   ==============   ==============

             The accompanying notes are an integral part of these financial statements

                                                 5

                                PRISM SOFTWARE CORPORATION
                            Condensed Statements of Cash Flows
                                        (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ---------------------------
                                                                       2004           2003
                                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $  (933,112)   $(3,765,981)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Loss on disposal of assets                                              --          1,787
    Depreciation                                                         6,837          8,093
    Amortization of beneficial conversion feature                           --      2,724,570
    (Increase) decrease in assets
      Accounts receivable                                               (6,736)       (35,471)
      Inventory                                                            241           (157)
      Licenses and other assets                                        (11,328)         1,878
    Increase (decrease) in liabilities
      Accounts payable                                                 (75,482)        28,602
      Accrued expenses                                                 360,015        307,246
      Deferred revenue                                                  14,421        (31,918)

                                                                   ------------   ------------
        Net cash used by operating activities                         (645,144)      (761,351)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                 (4,066)        (1,460)
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders               700,000        761,000

                                                                   ------------   ------------
      Net cash provided by financing activities                        700,000        761,000
                                                                   ------------   ------------

Net increase (decrease) in cash                                         50,790         (1,811)

Cash, beginning of period                                               12,024          7,778

                                                                   ------------   ------------
Cash, end of period                                                $    62,814    $     5,967
                                                                   ============   ============

Supplemental disclosures:
  Cash paid for interest                                           $        --    $        --
  Cash paid for income tax                                         $        --    $        --

  Non-cash investing and financing activities:
    Conversion of stockholders interest payable to notes payable   $        --    $   737,938

         The accompanying notes are an integral part of these financial statements

                                             6

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         Three Months Ended         Six Months Ended
              June 30,                  June 30,
          2004        2003          2004        2003
        --------    --------      --------    --------

        $    --     $    --       $    --     $    --

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

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                             -------------------------------   -------------------------------
                                                  2004              2003            2003              2002
                                             --------------   --------------   --------------   --------------

    Numerator
    ---------
      Net loss                               $    (455,812)   $    (533,657)   $    (933,112)   $  (3,765,981)
      Preferred dividends                          (19,700)         (19,700)         (19,700)         (19,700)
                                             --------------   --------------   --------------   --------------
                                             $    (475,512)   $    (553,357)   $    (952,812)   $  (3,785,681)
                                             ==============   ==============   ==============   ==============

    Denominator
    -----------
      Basic and diluted weighted
      average number of common
      shares outstanding during
      the period                               141,591,534      139,591,534      141,591,534      139,591,534
                                             --------------   --------------   --------------   --------------
    Basic and diluted net loss per share     $       (0.00)   $       (0.00)   $       (0.01)   $       (0.03)
                                             ==============   ==============   ==============   ==============

     The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.

                                        Equivalent Number of
                                            Common Shares
                                             at June 30,
                                -------------------------------------
                                       2004               2003
                                 -----------------  ------------------
          Options                       1,685,000           2,988,760
          Warrants                      2,500,000           5,690,000
          Convertible debt            783,980,319         144,100,494

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003)

         For the quarter ended June 30, 2004, the Company reported a loss of approximately $456,000, or $0.00 per share, compared with a loss of approximately $534,000, or $0.00 per share, for the quarter ended June 30, 2003. The loss decreased approximately $78,000 due primarily to the following:

         o Operating revenue increased approximately $51,000 due primarily to higher sales of a proprietary product line.
         o The cost of sales decreased approximately $7,000 from approximately $29,000 to approximately $22,000.
         o Total operating expenses decreased approximately $19,000 due primarily to lower expenses for personnel and professional services.
         o    Interest expense changed little, due primarily to the following:
                   1. An expense of about $25,000 was recognized in the quarter ended June 30, 2003 from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in the quarter ended June 30, 2004. (See "Liquidity and Capital Resources.")
                   2. An increase of approximately $25,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003)

         For the six months ended June 30, 2004, the Company reported a loss of approximately $933,000, or $0.01 per share, compared with a loss of approximately $3,766,000, or $0.03 per share, for the six months ended June 30, 2003. The loss decreased approximately $2,833,000 due primarily to the following:

         o Operating revenue increased approximately $86,000 due primarily to higher sales of a proprietary product line.
         o The cost of sales remained at approximately $54,000 in both periods.
         o Total operating expenses decreased approximately $82,000 due primarily to lower expenses for personnel and professional services.
         o Interest expense decreased approximately $2,665,000 due primarily to the following:
                   1. An expense of about $2,725,000 was recognized in the six months ended June 30, 2003 (primarily in the quarter ended March 31, 2003) from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in the six months ended June 30, 2004. (See "Liquidity and Capital Resources.")
                   2. An increase of approximately $59,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company had cash and cash equivalents of approximately $63,000. The principal source of liquidity in the six months ended June 30, 2004 was approximately $700,000 of non-convertible debt.

         Approximately $3,997,000 of borrowings made during or prior to the fiscal year ended December 31, 2003 are convertible into Common Stock at a rate that is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the conversion rate went into effect. As of June 30, 2004, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $3,172,000 as additional paid-in capital for the accumulated amortization of the discount. This non-cash amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended June 30, 2004 and June 30, 2003, this amortization expense was $0 and approximately $25,000, respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         At the end of the period covered by this Form 10-QSB, the Company's management, including the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Chief Financial Officers have determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is currently in a dispute with Mr. E. Ted Daniels, its former President and Chief Executive Officer. This dispute is discussed in the "Legal Proceedings" disclosure of the Company's Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2003, and no material developments have occurred in this matter since the date of such filing, except that the arbitration hearing has been set for December 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the quarter ended June 30, 2004, the Company borrowed an aggregate of $300,000 under a non-convertible Consolidated Promissory Note with the Conrad von Bibra Revocable Trust. The note is secured by the Company's assets, is due upon demand, and bears interest at the rate of 8% per annum beginning July 1, 2004. No commissions were paid in connection with this transaction. Mr. von Bibra is an affiliate of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company, and being a director and officer of the Company.

         The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of July 31, 2004, the Company was in default on certain notes payable totaling approximately $634,000, including accrued interest. Approximately $290,000 of this amount is convertible into approximately 3.7 million shares of Common Stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders was held on May 20, 2004. Since certain members of the Board of Directors owned an aggregate of more than 50% of the outstanding voting shares of the Company, a quorum was available without the Company incurring the expense of soliciting proxies. Stockholders holding an aggregate of 99,573,356 shares attended the meeting. The following actions were brought before the meeting:

                   1. Carl von Bibra, David Ayres and Conrad von Bibra were elected as the three members of the Board of Directors, each to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The vote for each was 95,123,356 shares in favor, no shares against and 4,450,000 shares abstaining.
                   2. Cacciamatta Accountancy Corporation was ratified as the Company's Independent Auditor. The vote was 99,573,356 shares in favor, no shares against and no shares abstaining.

ITEM 5.  OTHER INFORMATION.

         In August 2004, the Company is moving its office to 15500-C Rockfield Blvd., Irvine, CA 92618.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             10.1 Non-convertible Consolidated Promissory Note dated June 30,
                  2004 by and between the Conrad von Bibra Revocable Trust and Prism Software

             10.2 Code of Ethics

             31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certificate of Chief Executive and Chief Financial Officer
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION

Dated:  August 16, 2004                 By:  /s/ David Ayres
                                             -----------------------------------
                                             David Ayres, Director and President
                                             (Principal Executive Officer)

Dated:  August 16, 2004                 By:  /s/ Michael Cheever
                                             -----------------------------------
                                             Michael Cheever, Treasurer