Form 10QSB
period 2004-09-30
PRISM SOFTWARE CORP
filed 2004-11-15
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                    15500-C Rockfield Blvd., Irvine, CA 92618
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-855-3100
        -----------------------------------------------------------------
                           (Issuer's telephone number)


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

Title of Each Class of Common Stock              Outstanding at October 31, 2004
-----------------------------------              -------------------------------

Common Stock, par value $.01 per share                    141,591,534

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No

                                 PRISM SOFTWARE CORPORATION

                                     TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of September 30, 2004 (Unaudited)           3

                  Condensed Statements of Operations for the Three and Nine
                  Months Ended September 30, 2004 and 2003 (Unaudited)                   4

                  Condensed Statements of Cash Flows for the Nine
                  Months Ended September 30, 2004 and 2003 (Unaudited)                   5

                  Notes to Condensed Financial Statements (Unaudited)                    6

         Item 2.  Management's Discussion and Analysis or Plan of Operation              9

         Item 3.  Controls and Procedures                                               11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     11

         Item 2.  Changes in Securities and Use of Proceeds                             12

         Item 3.  Defaults Upon Senior Securities                                       12

         Item 4.  Submission of Matters to a Vote of Security Holders                   12

         Item 5.  Other Information                                                     13

         Item 6.  Exhibits and Reports on Form 8-K                                      13

         Signatures                                                                     13


                                             2

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                 PRISM SOFTWARE CORPORATION
                                  CONDENSED BALANCE SHEET
                                        (UNAUDITED)


                                                                              SEPTEMBER 30,
                                                                                  2004
                                                                              -------------

                                    ASSETS

Current assets
   Cash                                                                       $     74,854
   Accounts receivable, net of allowance
     for doubtful accounts of $4,369                                               119,367
   Inventory                                                                         7,834
                                                                              -------------
      Total current assets                                                         202,055

Equipment, net                                                                      33,928
Other                                                                               19,938
                                                                              -------------
                                                                              $    255,921
                                                                              =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Notes payable - stockholders                                               $  8,399,062
   Accrued interest - stockholders                                               1,150,584
   Accrued expenses - stockholders                                                  30,203
   Notes payable - other                                                            38,700
   Accounts payable                                                                405,753
   Accrued expenses                                                                507,337
   Deferred revenue                                                                123,094
                                                                              -------------
      Total current liabilities                                                 10,654,733
                                                                              -------------

Commitments and contingencies                                                           --

Stockholders' deficit
   Preferred stock - 5,000,000 shares authorized, $.01 par value;
     Series A - 78,800 shares issued and outstanding                                   788
   Common stock - 300,000,000 shares authorized, $.01 par value;
     141,591,534 shares issued and outstanding                                   1,415,915
   Additional paid-in capital                                                   11,394,263
   Accumulated deficit                                                         (23,209,778)
                                                                              -------------
      Total stockholders' deficit                                              (10,398,812)
                                                                              -------------
                                                                              $    255,921
                                                                              =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                             3

                                               PRISM SOFTWARE CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ---------------------------------     ---------------------------------
                                                      2004                2003              2004               2003
                                                 --------------     --------------     --------------     --------------
Net sales
   Products                                      $     117,462      $      72,399      $     315,938      $     168,901
   Services                                            112,245             61,580            243,622            208,792
                                                 --------------     --------------     --------------     --------------
                                                       229,707            133,979            559,560            377,693
                                                 --------------     --------------     --------------     --------------

Cost of sales                                          100,633             88,703            298,949            277,682
                                                 --------------     --------------     --------------     --------------
      Gross profit                                     129,074             45,276            260,611            100,011
                                                 --------------     --------------     --------------     --------------

Operating expenses
   Selling and administrative                          370,597            318,428            995,702          1,035,242
   Research and development                             72,316             67,924            200,593            195,245
                                                 --------------     --------------     --------------     --------------
                                                       442,913            386,352          1,196,295          1,230,487
                                                 --------------     --------------     --------------     --------------
      Loss from operations                            (313,839)          (341,076)          (935,684)        (1,130,476)

Gain from forgiveness of accrued liabilities            12,852                 --             12,852                 --
Interest expense - stockholders                       (165,588)          (392,523)          (474,932)        (3,367,169)
Interest expense                                          (968)              (968)            (2,892)            (2,903)
                                                 --------------     --------------     --------------     --------------
Net loss                                         $    (467,543)     $    (734,567)     $  (1,400,656)     $  (4,500,548)
                                                 ==============     ==============     ==============     ==============


Basic and diluted net loss per common share      $       (0.00)     $       (0.01)     $       (0.01)     $       (0.03)
                                                 ==============     ==============     ==============     ==============

Basic and diluted weighted average
  number of common shares outstanding              141,591,534        140,982,838        141,591,534        140,060,398
                                                 ==============     ==============     ==============     ==============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                           4

                                           PRISM SOFTWARE CORPORATION
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2004             2003
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(1,400,656)     $(4,500,548)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Loss on disposal of assets                                                           477            1,787
      Depreciation                                                                      11,387           10,475
      Gain from forgiveness of accrued liabilities                                     (12,852)              --
      Amortization of beneficial conversion feature                                         --        2,974,570
      (Increase) decrease in assets
         Accounts receivable                                                           (72,744)         (11,709)
         Inventory                                                                      (7,383)              65
         Licenses and other assets                                                     (10,515)           2,012
      Increase (decrease) in liabilities
         Accounts payable                                                                1,683           (1,472)
         Accrued expenses                                                              547,230          479,004
         Deferred revenue                                                               17,837          (21,787)
                                                                                   ------------     ------------
            Net cash used by operating activities                                     (925,536)      (1,067,603)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                               (21,428)          (3,798)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable - stockholders                            1,050,000        1,081,000
   Payments on notes - stockholders                                                    (40,206)              --
                                                                                   ------------     ------------
            Net cash provided by financing activities                                1,009,794        1,081,000
                                                                                   ------------     ------------
Net increase (decrease) in cash                                                         62,830            9,599

Cash, beginning of period                                                               12,024            7,778
                                                                                   ------------     ------------
Cash, end of period                                                                $    74,854      $    17,377
                                                                                   ============     ============

Supplemental disclosures:
   Cash paid for interest                                                          $        --      $        --
   Cash paid for income tax                                                        $        --      $        --

   Non-cash investing and financing activities:
      Conversion of stockholders interest payable to notes payable                 $        --      $   737,938


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                       5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

           THREE MONTHS ENDED            NINE MONTHS ENDED
              SEPTEMBER 30,                SEPTEMBER 30,
         -----------------------     -----------------------
            2004         2003           2004         2003
         ----------   ----------     ----------   ----------

         $      --    $      --      $      --    $      --

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

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                  ---------------------------------     ---------------------------------
                                                       2004               2003               2004               2003
                                                  --------------     --------------     --------------     --------------

         Numerator
         ---------
            Net loss                              $    (467,543)     $    (734,567)     $  (1,400,656)     $  (4,500,548)
            Preferred dividends                         (19,700)           (19,700)           (19,700)           (19,700)
                                                  --------------     --------------     --------------     --------------
                                                  $    (487,243)     $    (754,267)     $  (1,420,356)     $  (4,520,248)
                                                  ==============     ==============     ==============     ==============

         Denominator
         -----------
            Basic and diluted weighted
            average number of common
            shares outstanding during
            the period                              141,591,534        140,982,838        141,591,534        140,060,398
                                                  --------------     --------------     --------------     --------------

         Basic and diluted net loss per share     $       (0.00)     $       (0.01)     $       (0.01)     $       (0.03)
                                                  ==============     ==============     ==============     ==============


     The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.


                                 EQUIVALENT NUMBER OF
                                     COMMON SHARES
                                   AT SEPTEMBER 30,
                             -----------------------------
                                  2004            2003
                             -------------   -------------

         Options                1,635,000       1,988,760
         Warrants                       0       2,790,000
         Convertible debt     797,189,934     153,393,449

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003)

         For the quarter ended September 30, 2004, the Company reported a loss of approximately $468,000, or $0.00 per share, compared with a loss of approximately $735,000, or $0.01 per share, for the quarter ended September 30, 2003. The loss decreased approximately $267,000 due primarily to the following:

         o Operating revenue increased approximately $96,000 due primarily to higher sales through resellers and original equipment manufacturers (OEM's).
         o The cost of sales increased approximately $12,000 from approximately $89,000 to approximately $101,000.
         o Total operating expenses increased approximately $57,000 due primarily to an expected settlement of a terminated agreement. (See "Legal Proceedings.")
         o A gain of approximately $13,000 was recognized in the quarter ended September 30, 2004 due to certain accrued interest being forgiven. (See "Changes in Securities and Use of Proceeds.")
         o Interest expense decreased approximately $227,000, due primarily to the following:

                  1. An expense of about $250,000 was recognized in the quarter ended September 30, 2003 from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in the quarter ended September 30, 2004. (See "Liquidity and Capital Resources.")
                  2. An increase of approximately $23,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003)

         For the nine months ended September 30, 2004, the Company reported a loss of approximately $1,401,000, or $0.01 per share, compared with a loss of approximately $4,501,000, or $0.03 per share, for the nine months ended September 30, 2003. The loss decreased approximately $3,100,000 due primarily to the following:

         o Operating revenue increased approximately $182,000 due primarily to higher sales through resellers and OEM's.
         o The cost of sales increased approximately $21,000 from approximately $278,000 to approximately $299,000.
         o Total operating expenses decreased approximately $34,000 due primarily to lower expenses for personnel and professional services. This was partially offset by an additional expense accrued for the expected settlement of a terminated agreement. (See "Legal Proceedings.")
         o A gain of approximately $13,000 was recognized in the quarter ended September 30, 2004 due to certain accrued interest being forgiven. (See "Changes in Securities and Use of Proceeds.")
         o Interest expense decreased approximately $2,892,000 due primarily to the following:

                  1. An expense of about $2,975,000 was recognized in the nine months ended September 30, 2003 (primarily in the quarter ended March 31, 2003) from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in the nine months ended September 30, 2004. (See "Liquidity and Capital Resources.")
                  2. An increase of approximately $82,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, the Company had cash and cash equivalents of approximately $75,000. The principal source of liquidity in the nine months ended September 30, 2004 was approximately $1,050,000 of non-convertible debt.

         Approximately $3,997,000 of borrowings made during or prior to the fiscal year ended December 31, 2003 is convertible into Common Stock at a rate that is below the quoted market price of the Common Stock at the time the debt was incurred. The value of this beneficial conversion feature (discount) on each such loan was limited to being no greater than the face value of such loan and was fully amortized when the conversion rate went into effect. As of September 30, 2004, the aggregate unamortized discount on such loans was $0 and the Company had recorded approximately $3,172,000 as additional paid-in capital for the accumulated amortization of the discount. This non-cash amortization expense is included as part of the caption "Interest expense - stockholders" in the accompanying statements of operations. For the three months ended September 30, 2004 and September 30, 2003, this amortization expense was $0 and approximately $250,000, respectively.

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

         The Company is in the process of reaching a settlement on payment owed under a terminated agreement. (The other party had recently filed for arbitration of the matter.) The Company expects to make the settlement payment in November 2004, and the amount has been accrued in the accompanying financial statements. (See "Results of Operations" for the three and nine months ended September 30, 2003.)

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the quarter ended September 30, 2004, the Company borrowed an aggregate of $350,000 under a non-convertible Consolidated Promissory Note with the Conrad von Bibra Revocable Trust. The note is secured by the Company's assets, is due upon demand, and bears interest at the rate of 8% per annum beginning October 1, 2004.

         In the quarter ended September 30, 2004, the Company paid $34,794 to the Conrad von Bibra Revocable Trust and $5,412 to Carl von Bibra on the principal of certain previously issued notes. Aggregate accrued interest of $12,852 was forgiven in connection with these principal payments.

         No commissions were paid in connection with the above transactions. Both Conrad von Bibra and Carl von Bibra are affiliates of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company, and being directors and officers of the Company.

         The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of October 31, 2004, the Company was in default on certain notes payable totaling approximately $591,000, including accrued interest. Approximately $243,000 of this amount is convertible into approximately 2.7 million shares of Common Stock.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         In August 2004, the Company moved its office to 15500-C Rockfield Blvd., Irvine, CA 92618. The initial term of the lease is for three years, expiring August 31, 2007, with options to extend for up to two additional three-year terms. The rent is approximately $5,200/month in the first year, approximately $5,400/month in the second year and approximately $5,600/month in the third year, with provisions for being adjusted if the lease is extended. The Company has the option to cancel the lease no sooner than the end of the first year, with ninety (90) days notice. The office has approximately 4,700 square feet in a one-story building.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  31.1     Certificate of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certificate of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certificate of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                           One Form 8-K was filed under Item 1.01 (Relating to
                  the non-convertible Consolidated Promissory Note dated September 29, 2004 by and between the Conrad von Bibra Revocable Trust and the Company).


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION

Dated:  November 15, 2004               By:  /s/ David Ayres
                                             ---------------
                                             David Ayres, Director and President
                                             (Principal Executive Officer)

Dated:  November 15, 2004               By:  /s/ Michael Cheever
                                             -------------------
                                             Michael Cheever, Treasurer