Form 10KSB
period 2004-12-31
PRISM SOFTWARE CORP
filed 2005-03-31
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                         COMMISSION FILE NUMBER 0-21713

                           PRISM SOFTWARE CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                    95-2621719
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

15500-C Rockfield Blvd.
Irvine, California                          92618
-----------------------------------------   ------------------------------------
(Address of principal executive offices)    (Zip Code)

         Issuer's telephone number (including area code): (949) 855-3100

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the year ended December 31, 2004 were $735,709.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 2005 was approximately $420,282. The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share was 141,591,534 on March 22, 2005. The common shares are traded on the OTC Bulletin Board under the symbol "PSOF".

-----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company will file a Definitive Information Statement for its next Annual Meeting of Stockholders no later than 120 days after the close of the fiscal year referenced above. Certain information required by Part III of this Form 10-KSB is incorporated herein by reference to such Definitive Information Statement.

                                      INDEX

PART I
     Item 1.    Description of Business.
     Item 2.    Description of Property.
     Item 3.    Legal Proceedings.
     Item 4.    Submission of Matters to Vote of Security Holders.

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters.
     Item 6.    Management's Discussion and Analysis or Plan of Operation.
     Item 7.    Financial Statements.
     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Item 8A.   Controls and Procedures.
     Item 8B.   Other Information.

PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     Item 10.   Executive Compensation.
     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Item 12.   Certain Relationships and Related Transactions.
     Item 13.   Exhibits.
     Item 14.   Principal Accountant Fees and Services.

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

The Company distributes its products primarily in North America, through direct sales, resellers, value-added resellers ("VARs") and printer manufacturers. Marketing, sales, training and technical support are provided from its corporate headquarters.

The Company's principal executive office is located at 15500-C Rockfield Blvd., Irvine, California 92618, and its telephone number is (949) 855-3100. The Company's website is located at "www.prism-software.com." The information on the Company's website is not a part of this Report.

CURRENT PRODUCTS

The following is a brief summary of the Company's primary products. More detailed information about these products can be found on the company's website at "www.prism-software.com." The information on the Company's website is not a part of this Report.

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

     DOCTRANSFORM
     DocTransform is the next generation and successor of the Company's PrintConsole Pro. DocTransform (1) manages corporate print and document output, (2) can transform various print stream formats into other formats, and (3) apply various modifying filters to print and data streams. Transforming print stream formats is of value to many organizations that want to utilize and redirect mainframe print streams designed for older and often outdated printers to newer, more modern printers.

     DOCRECORD
     DocRecord is a powerful, low-cost and easy-to-use document management and archival software solution. Designed to be intuitive, DocRecord is helps reduce complexity and costs for businesses across all major industries. DocRecord is modular and scalable, allowing businesses to configure the solution that is the best fit for their current business challenge and update it over time as their needs change.


DEPENDENCE ON MAJOR CUSTOMERS

In the fiscal years ended December 31, 2004 and December 31, 2003, the three largest customers in each year accounted for about 42% of the Company's sales in those years, with one customer being among the three largest in each year. At December 31, 2004 and 2003, the three largest accounts receivable totaled about 69% and about 83%, respectively, of total accounts receivable. The Company does not have any long-term sales contracts with any of its customers.

RESEARCH AND DEVELOPMENT

For the fiscal years ended December 31, 2004 and December 31, 2003, research and development expenses were approximately $293,000 (about 40% of net sales) and approximately $262,000 (about 53% of net sales), respectively. None of the research and development expenses in either fiscal year were borne directly by customers.

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

EMPLOYEES

As of March 22, 2005, the Company had 12 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal administrative, development, manufacturing and shipping facilities are located in one facility in Irvine, California. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as and if needed.

ITEM 3. LEGAL PROCEEDINGS.

In November 2004, the Company reached a settlement to resolve in a mutually satisfactory and voluntary manner a payment owed under a terminated agreement. The other party had recently filed for arbitration of the matter.

In December 2004, the Company reached a settlement to resolve in a mutually satisfactory and voluntary manner a dispute with its previous President, E. Ted Daniels, regarding his prior employment with the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high and low traded prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 2003 and December 31, 2004, as reported by a leading provider of real-time financial and market data.

                                                    High       Low
                                                    ----       ---
           Quarter ended March 31, 2003            0.016      0.008
           Quarter ended June 30, 2003             0.016      0.007
           Quarter ended September 30, 2003        0.035      0.004
           Quarter ended December 31, 2003         0.027      0.010
           Quarter ended March 31, 2004            0.025      0.008
           Quarter ended June 30, 2004             0.028      0.008
           Quarter ended September 30, 2004        0.016      0.006
           Quarter ended December 31, 2004         0.019      0.006



As of March 22, 2005, there were approximately 379 stockholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

For the year ended December 31, 2004, the Company reported a loss of approximately $1,374,000, or $0.01 per common share, compared with a loss of approximately $5,254,000, or $0.04 per share, for the fiscal year ended December 31, 2003. The loss decreased approximately $3,880,000 due primarily to the following:

         o Net sales increased approximately $245,000 primarily through the Company's reseller channel.

         o Cost of sales increased approximately $13,000 from approximately $367,000, or about 75% of revenue, to approximately $380,000, or about 52% of revenue. The decrease in the cost of sales percentage was due primarily to a shift in the mix of products being sold.

         o Total operating expenses increased approximately $353,000 due primarily to the costs of settling two legal disputes in 2004.

         o In 2004, the Company recognized gains of 1) approximately $815,000 from writing off certain debt and related accrued interest that was either forgiven or determined to be no longer enforceable, and
              2) approximately $117,000 from settling certain accounts payable and from writing off certain other accounts payable that were determined to be no longer enforceable. No such gains were recognized in 2003.

         o Interest expense decreased approximately $3,069,000 due primarily to the following:

              1. An expense of about $3,172,000 was recognized in 2003 from amortizing a beneficial conversion feature on certain convertible notes. No such expense was incurred in 2004. (See "Liquidity and Capital Resources.")

              2. An increase of approximately $103,000 in aggregate face value interest expense due to an increase in the Company's indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2004, the Company had cash and cash equivalents of approximately $390,000. The principal source of liquidity in fiscal 2004 was approximately $1,950,000 of additional borrowings.

Funds borrowed during fiscal 2003 are convertible into Common Stock at the lenders' option. When $690,000 of such borrowings were made, the conversion rate was lower than the quoted market price of the Common Stock. The value of this beneficial conversion feature (discount) was limited to face value of such loan and was fully amortized when the debt was incurred.

In addition, pursuant to the terms of a March 2003 debt restructuring agreement, the conversion rate on borrowings of $78,000 made during fiscal 2003 and $3,229,000 made prior to fiscal 2003 was reduced to a rate that was below the quoted market price of the Common Stock at the time the original debt was incurred. The value of this beneficial conversion feature (discount) was limited to the face value of such loan and was fully amortized when the reduced conversion rate went into effect.

As of December 31, 2004, the aggregate unamortized discount on such loans was $0. In 2003, the Company recorded approximately $3,172,000 as additional paid-in capital and "Interest expense - stockholders."

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

ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors and officers is incorporated by reference to the Company's Definitive Information Statement to be filed with the Securities and Exchange Commission in connection with its 2005 Annual Meeting of Stockholders (the "PROXY STATEMENT") under the heading "ELECTION OF DIRECTORS." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" contained in the Information Statement. The information required by this item regarding the Company's code of ethics is incorporated by reference to the information under the caption "CODE OF ETHICS" contained in the Information Statement.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information under the caption "EXECUTIVE COMPENSATION" contained in the Information Statement. With respect to the Company's option plans, additional information on such plans is also included in the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" contained in the Information Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Information Statement.

ITEM 13. EXHIBITS.

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

10.1.    Amended and Restated 1993 Stock Option Plan ("1993 Plan") (1) (Exhibit
         10.1)

10.2. Form of Employee Installment Incentive Stock Option and Nonstatutory Stock Option Agreement pertaining to the 1993 Plan (1) (Exhibit 10.2)

10.3.    2000 Nonstatutory Stock Option Plan ("2000 Plan") (3) (Exhibit 10.1)

10.4. Form of Stock Option Agreement pertaining to the 2000 Plan (3) (Exhibit 10.2)

10.5. Loan Agreement dated March 13, 2003 by and between the Conrad von Bibra Revocable Trust, Carl von Bibra and the Company (5) (Exhibit 10.1)

10.6. Credit Agreement dated March 15, 2003 by and between the Conrad von Bibra Revocable Trust and the Company (5) (Exhibit 10.3)

10.7. Security Agreement dated March 27, 2003 by and between the Conrad von Bibra Revocable Trust and the Company (5) (Exhibit 10.5)

10.8.    Code of Ethics adopted July 27, 2004 (6) (Exhibit 10.2)

10.9. Long-term Loan Agreement dated December 30, 2004 by and between the Conrad von Bibra Revocable Trust, Carl von Bibra and the Company (7) (Exhibit 10.1)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------

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

         (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

         (7) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Company's Report on Form 8-K for December 30, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption "PRINCIPAL ACCOUNTANT FEES AND SERVICES" contained in the Information Statement.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRISM SOFTWARE CORPORATION


Dated:  March 31, 2005                   /s/ David Ayres
                                         ---------------
                                             David Ayres, Director and President
                                             (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  March 31, 2005          /s/ David Ayres
                                ---------------
                                    David Ayres, Director and President
                                    (Principal Executive Officer)

Dated:  March 31, 2005          /s/ Michael Cheever
                                -------------------
                                    Michael Cheever, Treasurer
                                    (Principal Accounting and Financial Officer)

Dated:  March 31, 2005          /s/ Carl von Bibra
                                ------------------
                                    Carl von Bibra, Chairman and a Director

Dated:  March 31, 2005          /s/ Conrad von Bibra
                                --------------------
                                    Conrad von Bibra, Director and Secretary

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM
           ----------------------------------------------------------



The Board of Directors and Stockholders
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 18, 2005

                           PRISM SOFTWARE CORPORATION
                                 Balance Sheet

                                                                   DECEMBER 31,
                                                                       2004
                                                                   -------------

                                     ASSETS

Current assets
Cash                                                               $    389,809
Accounts receivable, net of allowance
for doubtful accounts of $4,369                                          70,660
Inventory                                                                 5,600
                                                                   -------------
Total current assets                                                    466,069

Equipment, net                                                           36,836
Other                                                                    20,868
                                                                   -------------
                                                                   $    523,773
                                                                   =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable - stockholders                                       $     41,696
Accrued interest - stockholders                                          76,581
Accrued expenses - stockholders                                          30,203
Accounts payable                                                        232,926
Accrued expenses                                                        516,987
Deferred revenue                                                        298,061
                                                                   -------------
Total current liabilities                                             1,196,454
                                                                   ------------

Long-term liabilities
Notes payable - stockholders                                       $  9,049,838
Accrued interest - stockholders                                         644,943
Deferred revenue                                                          4,527

                                                                   -------------
Total long-term liabilities                                           9,699,308
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
Preferred stock - 5,000,000 shares authorized, $.01 par value;
  Series A - 78,800 shares issued and outstanding                           788
Common stock - 300,000,000 shares authorized, $.01 par value;
 141,591,534 shares issued and outstanding                            1,415,915
Additional paid-in capital                                           11,394,263
Accumulated deficit                                                 (23,182,955)
                                                                   -------------
Total stockholders' deficit                                         (10,371,989)

                                                                   -------------
                                                                   $    523,773
                                                                   =============

   The accompanying notes are an integral part of these financial statements.


                              PRISM SOFTWARE CORPORATION
                               Statements of Operations

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
Net sales
  Products                                              $     394,100    $     220,068
  Services                                                    341,609          270,770
                                                        --------------   --------------
                                                              735,709          490,838
                                                        --------------   --------------

Cost of sales
  Products                                                     27,574           18,023
  Services                                                    352,468          349,418
                                                        --------------   --------------
                                                              380,042          367,441
                                                        --------------   --------------
Gross profit                                                  355,667          123,397
                                                        --------------   --------------

Operating expenses
  Selling and administrative                                1,719,279        1,397,457
  Research and development                                    292,538          261,786
                                                        --------------   --------------
                                                            2,011,817        1,659,243
                                                        --------------   --------------
Loss from operations                                       (1,656,150)      (1,535,846)

Gain - settling or writing off debt and interest              814,591             --
Gain - settling or writing off accounts payable               117,282             --
Interest expense - stockholders                              (645,707)      (3,714,321)
Interest expense                                               (3,849)          (3,869)
                                                        --------------   --------------
Net loss                                                $  (1,373,833)   $  (5,254,036)
                                                        ==============   ==============

Basic and diluted net loss per common share             $       (0.01)   $       (0.04)
                                                        ==============   ==============

Basic and diluted weighted average
  number of common shares outstanding                     141,592,000      140,446,000
                                                        ==============   ==============

       The accompanying notes are an integral part of these financial statements.


                                                     PRISM SOFTWARE CORPORATION
                                                Statements of Stockholders' Deficit
                                               Years Ended December 31, 2004 and 2003


                                       SERIES A
                                    PREFERRED STOCK             COMMON STOCK           ADDITIONAL                          TOTAL
                                -----------------------  ----------------------------    PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                  SHARES      AMOUNT        SHARES         AMOUNT        CAPITAL          DEFICIT         DEFICIT
                                ----------  -----------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2002         78,800          788    139,591,534      1,395,915      8,242,193     (16,555,086)     (6,916,190)

  Intrinsic value of beneficial
     conversion feature              --           --             --             --        3,172,070            --         3,172,070

  Exercise of stock options          --           --        2,000,000         20,000        (20,000)           --              --

  Net loss                           --           --             --             --             --        (5,254,036)     (5,254,036)
                                ----------  -----------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2003         78,800   $      788    141,591,534   $  1,415,915   $ 11,394,263    $(21,809,122)   $ (8,998,156)
                                ----------  -----------  -------------  -------------  -------------   -------------   -------------

  Net loss                           --           --             --             --             --        (1,373,833)     (1,373,833)
                                ----------  -----------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2004         78,800   $      788    141,591,534   $  1,415,915   $ 11,394,263    $(23,182,955)   $(10,371,989)
                                ==========  ===========  =============  =============  =============   =============   =============


                             The accompanying notes are an integral part of these financial statements.


                                                       PRISM SOFTWARE CORPORATION
                                                        Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                ---------------------------
                                                                                   2004            2003
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,373,833)   $(5,254,036)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                          873          1,787
    Depreciation                                                                     16,913         13,124
    Gain - settling or writing off debt and interest                               (814,591)          --
    Gain - settling or writing off accounts payable                                (117,282)          --
    Amortization of beneficial conversion feature                                      --        3,172,070
    (Increase) decrease in assets
      Accounts receivable                                                           (24,037)       (12,307)
      Inventory                                                                      (5,149)            41
      Licenses and other assets                                                     (12,278)         1,655
    Increase (decrease) in liabilities
      Accounts payable                                                              (53,862)        52,898
      Accrued expenses                                                              772,661        664,149
      Deferred revenue                                                              197,331         (7,501)
                                                                                ------------   ------------
Net cash used by operating activities                                            (1,413,254)    (1,368,120)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                             (29,425)        (8,634)
                                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                          1,950,000      1,381,000
  Payments on notes - stockholders                                                 (129,536)          --
                                                                                ------------   ------------
        Net cash provided by financing activities                                 1,820,464      1,381,000
                                                                                ------------   ------------
Net increase (decrease) in cash                                                     377,785          4,246

Cash, beginning of period                                                            12,024          7,778
                                                                                ------------   ------------
Cash, end of period                                                             $   389,809    $    12,024
                                                                                ============   ============

Supplemental disclosures:
  Cash paid for interest                                                        $      --      $      --
  Cash paid for income tax                                                      $      --      $      --

Non-cash investing and financing activities:
  Conversion of stockholders interest payable to notes payable                  $      --      $   737,938



                     The accompanying notes are an integral part of these financial statements.


                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

     Concentrations of risk
     ----------------------

     In 2004 and 2003, the three largest customers in each year accounted for about 42% of the Company's sales in those years, with one customer being among the three largest in each year. At December 31, 2004 and 2003, the three largest accounts receivable totaled about 69% and about 83%, respectively, of total accounts receivable. The Company does not have any long-term sales contracts with any of its customers.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Software Development Costs
     --------------------------

     Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2004.

     Revenue recognition
     -------------------

     Revenues from the licensing of computer software products are recognized upon delivery of the products to customers, as there are no significant obligations remaining after the delivery date. Revenues related to service agreements are deferred and recognized in proportion to the amounts expected to be charged to expense for the services during the duration of the agreements; most service agreements are for 12 months. Payments are generally due within 30 days. Management's review of collectibility is an ongoing process, and reserves are made based on the Company's historical experience with each customer and its knowledge of each receivable.

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

     Stock-based compensation
     ------------------------

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method, as described in Accounting Principles Board Opinion 25. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. Compensation costs reported in 2004 and 2003 were $0 and $0, respectively. Companies using APB 25 to report stock-based compensation are required under SFAS 123 to disclose the estimated fair value of options granted.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Stock-based compensation (continued)
     ------------------------------------

     As prescribed under SFAS 123, the Company used the Black-Scholes Option Pricing Model to estimate the fair value of the options granted in 2004 and 2003 using the following assumptions.

                                                2004         2003
                                                ----         ----
                Expected life (years)        4 years      10 years
                Risk-free interest rate         3.5%        1.875%
                Volatility                      60%           50%

     Had the Company chosen to report the stock-based compensation at its estimated fair value, net loss and net loss per share would have increased slightly.

                                                       2004            2003
                                                   -------------   -------------
        Net loss
        As reported                                $ (1,373,833)   $ (5,254,036)
        Estimated fair value of compensation             (4,798)         (7,729)
                                                   -------------   -------------
        Pro forma                                  $ (1,378,631)   $ (5,261,765)

        Basic and diluted loss per share
        As reported                                $      (0.01)   $      (0.04)
        Pro forma                                  $      (0.01)   $      (0.04)

     Cash and equivalents
     --------------------

     The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

     Advertising costs
     -----------------

     Advertising costs are expensed as incurred. During 2004 and 2003, advertising costs totalled approximately $19,100 and 19,600, respectively.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Fair value of financial instruments
     -----------------------------------

     The fair value of the notes payable to stockholders and related accrued interest cannot be determined due to the related party nature of the obligations.

     Research and development costs
     ------------------------------

     Research and development costs are charged to expense as incurred.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Recent accounting pronouncements
     --------------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 ("SFAS 153"). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.   EQUIPMENT
---------------

     Furniture and equipment                                      $      28,864
     Computer equipment and software                                     71,068
                                                                  --------------
                                                                         99,932

     Accumulated depreciation and amortization                          (63,096)
                                                                  --------------
                                                                  $      36,836
                                                                  ==============

     Depreciation expense charged to operations in 2004 and 2003 was $16,913 and $13,124, respectively.

3.   ACCRUED EXPENSES
----------------------

     Wages and benefits                                           $     303,386
     Sales commissions                                                   95,779
     Other                                                               72,822
                                                                  --------------
                                                                  $     471,987
                                                                  ==============

4.   NOTES PAYABLE
-------------------

     Stockholders
     ------------

     9% to 10%, past due August 1996, unsecured                   $      41,696

     5%, due March 1, 2007, secured by the Company's assets           1,950,000

     5%, convertible into common stock at $.01 per
     share at holders' option (limited to a maximum
     of 94,488,356 shares), due March 1, 2007, secured
     by the Company's assets                                          7,099,838
                                                                  --------------
                                                                  $   9,091,534
                                                                  ==============

     Maturities are summarized as follows:

     2005                   $      41,696
     2006                               0
     2007                       9,049,838
                            -------------
                            $   9,091,534
                            =============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



4.   NOTES PAYABLE (CONTINUED)
------------------------------

     Certain portions of the $7,099,838 borrowings described above contain a beneficial conversion feature equal to or less than the face value of each applicable borrowing, which is reflected in additional paid-in capital in the accompanying financial statements. During 2004 and 2003, $0 and $3,172,070, respectively, of this beneficial conversion feature was amortized and included as part of the caption "Interest expense stockholders" in the accompanying statements of operations.

     During 2004, the holders of the secured debt described above, in exchange for the Company making principal payments on certain unsecured debt and for securing their remaining unsecured debt, 1) forgave approximately $30,000 of unsecured debt principal and approximately $525,000 of accrued interest,
     2) extended the due date of their secured debt to March 1, 2007 and 3) limited the number of shares of common stock into which their debt could be converted.

     During 2004, the Company recognized a gain by writing off approximately $127,000 of debt held by other holders which was determined to be no longer enforceable, and approximately $133,000 of accrued interest on such debt.


5.   PREFERRED STOCK
--------------------

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock, of which 100,000 shares have been designated as $5.00 Series A 10% cumulative convertible preferred stock (Series A).

     The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 78,800 shares of Series A outstanding at December 31, 2004 are currently convertible at the election of the holders into 3,419,920 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Companys common stock. The holders of the Series A are entitled to cast one non-cumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

     At December 31, 2004, the amount of undeclared dividends in arrears on the Series A was $494,250 ($6.27 per share).

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


6.   COMMON STOCK
-----------------

     In 2003, the Company issued 2,000,000 shares of common stock to its then-current President and Chief Executive Officer upon the exercise of options.


7.   STOCK OPTIONS
------------------

     1993 Stock Option Plan
     ----------------------

     The Company's 1993 Stock Option Plan provides for the issuance of options to employees, directors, officers, and advisors of the Company to acquire up to 630,000 shares of the Company's common stock. Options issued under this plan are generally granted at estimated market value, vest at varying rates and expire within ten years from the date of grant or within 90 days after termination of employment. As of December 31, 2004, options for 65,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options. Except as to options previously granted and outstanding under it, the 1993 Stock Option Plan terminated on February 1, 2003.

     2000 Stock Option Plan
     ----------------------

     The Company's 2000 Stock Option Plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 3,000,000 shares of common stock. Options issued under this plan are generally exercisable at 85% of the market value on the date of grant, vest over three years and expire within ten years from the date of grant or within 90 days after termination of employment. As of December 31, 2004, none of the options available for grant under the 2000 Plan had been exercised, 1,520,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and 1,480,000 shares of Common Stock remained available for grant thereunder. Except as to options previously granted and outstanding under it, the 2000 Stock Option Plan will terminate on May 4, 2010.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


7.   STOCK OPTIONS (CONTINUED)
------------------------------

     E. Ted Daniels Options
     ----------------------

     In December 2004, as part of the Company's settlement with E. Ted Daniels, its previous President, the Company granted Mr. Daniels non-qualified options to purchase 1) 1,400,000 shares of the Companys Common Stock and
     2) potential additional shares of Common Stock equal to 4% of new shares of Common Stock issued through December 15, 2005 (with certain limitations). As of December 31, 2004, none of these options available for grant had been exercised, 1,400,000 shares of Common Stock were reserved for issuance upon exercise of such outstanding options, and the exercise price was $0.01 per share. These options will terminate on December 15, 2008.

     Stock option activity for the years ended December 31, 2004 and 2003 follows:

                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                      AVERAGE                  AVERAGE                   AVERAGE
                       FINANCING      OPTION        1993       OPTION         2000       OPTION
                        OPTIONS       PRICE         PLAN        PRICE         PLAN        PRICE
                       ----------   ----------   ----------   ----------   ----------   ----------
December 31, 2002         197,093         2.00     253,600          1.45      915,000        0.05

Granted                      --             --          --            --    1,000,000        0.03
Expired or Cancelled         --             --    (173,600)         1.99     (195,000)       0.05
Exercised                    --             --          --            --           --          --
                       ----------   ----------   ----------   ----------   ----------   ----------
December 31, 2003         197,093         2.00      80,000          0.27    1,720,000        0.04
                       ----------   ----------   ----------   ----------   ----------   ----------
Granted                      --             --          --            --           --          --
Expired or Cancelled     (197,093)          --     (15,000)         0.65     (200,000)       0.05
Exercised                    --             --          --            --           --          --
                       ----------   ----------   ----------   ----------   ----------   ----------
December 31, 2004            --             --      65,000          0.18    1,520,000        0.04
                       ==========   ==========   ==========   ==========   ==========   ==========

table split - see below


                                     WEIGHTED                 WEIGHTED
                         OTHER       AVERAGE       E. TED      AVERAGE
                       MANAGEMENT    OPTION       DANIELS      OPTION
                        OPTIONS       PRICE       OPTIONS       PRICE
                       ----------   ----------   ----------   ----------

December 31, 2002       2,000,000           --          --            --

Granted                        --           --          --            --
Expired or Cancelled           --           --          --            --
Exercised              (2,000,000)          --          --            --
                       ----------   ----------   ----------   ----------
December 31, 2003              --           --          --            --
                       ----------   ----------   ----------   ----------
Granted                       --            --    1,400,000         0.01
Expired or Cancelled          --            --          --            --
Exercised                     --            --          --            --
                       ----------   ----------   ----------   ----------
December 31, 2004              --           --    1,400,000         0.01
                       ==========   ==========   ==========   ==========

     The following information applies to options outstanding at December 31, 2004:

                                                         WEIGHTED
                                                         AVERAGE             WEIGHTED                               WEIGHTED
                                                        REMAINING             AVERAGE                                AVERAGE
                                    NUMBER           CONTRACTUAL LIFE        EXERCISE             NUMBER            EXERCISE
                                 OUTSTANDING             (YEARS)               PRICE           EXERCISABLE            PRICE
                               -----------------   ---------------------  ----------------   -----------------   ----------------

1993 stock option plan                   65,000             3                      $ 0.18              65,000             $ 0.18
2000 stock option plan                1,520,000             8                      $ 0.04           1,520,000             $ 0.04
E. Ted Daniels options                1,400,000             4                      $ 0.01           1,400,000             $ 0.01
                               -----------------                                             -----------------
                                      2,985,000                                                     2,985,000
                               =================                                             =================

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

8.   WARRANTS
-------------

     The Company issued 2,500,000 warrants in 2001 in relation to a private placement offering. All such warrants expired during 2004.


9.   BASIC AND DILUTED NET LOSS PER SHARE
-----------------------------------------

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                         2004           2003
                                                     ------------   ------------
     Numerator
     ---------
       Net loss                                      $(1,373,833)   $(5,254,036)
       Preferred dividends                               (39,400)       (39,400)
                                                     ------------   ------------
       Net loss                                      $(1,413,233)   $(5,293,436)
                                                     ============   ============

     Denominator
     -----------
       Basic and diluted weighted average
       number of common shares outstanding
       during the period                              141,592,000    140,446,000
                                                     ------------   ------------

     Basic and diluted net loss per share            $     (0.01)   $     (0.04)
                                                     ============   ============

     The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive:

                                    EQUIVALENT NUMBER OF
                                       COMMON SHARES
                                      AT DECEMBER 31,
                              ---------------------------------
                                   2004               2003
                              ---------------   ---------------
     Options                       2,985,000         1,997,093
     Warrants                              0         2,500,000
     Convertible debt             94,488,356       755,598,167

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10.  INCOME TAXES
-----------------

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

     The Company has deferred tax assets of approximately $8,063,000 at December 31, 2004 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During 2004 and 2003 the Companys valuation allowance increased approximately $175,000 and approximately $2,021,000, respectively.

     At December 31, 2004, the Company has net operating loss carryforwards for federal tax purposes of approximately $17,918,000, which will expire beginning in 2005 through 2024.


11.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     Leases
     ------

     The Company moved its offices in August 2004. The new office lease expires August 31, 2007, with options to extend for up to two additional three-year terms. The initial monthly rent is $5,177. In 2004 and 2003, rent expense was $73,465 and $98,433, respectively.

     Minimum annual lease payments at December 31, 2004 are as follows:

     2005                   $      63,060
     2006                          65,884
     2007                          45,178
                            -------------
                            $     174,122
                            =============


12.  LEGAL PROCEEDINGS
----------------------

     In November 2004, the Company reached a settlement to resolve in a mutually satisfactory and voluntary manner a payment owed under a terminated agreement. The other party had recently filed for arbitration of the matter.

     In December 2004, the Company reached a settlement to resolve in a mutually satisfactory and voluntary manner a dispute with its previous President, E. Ted Daniels, regarding his prior employment with the Company.

     The effects of both such settlements are reflected in the accompanying financial statements at December 31, 2004, and totalled $310,000.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

13.  ACCOUNTS PAYABLE
---------------------

     During 2004, the Company recognized a gain of approximately $117,000 from settling certain accounts payable and from writing off certain other accounts payable that were determined to be no longer enforceable.


14.  GOING CONCERN
------------------

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