Form 10QSB
period 2005-03-31
PRISM SOFTWARE CORP
filed 2005-05-13
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
                 SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            95-2621719
-------------------------------                         ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                    15500-C Rockfield Blvd., Irvine, CA 92618
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-855-3100
      --------------------------------------------------------------------
                           (Issuer's telephone number)



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

Title of Each Class of Common Stock                Outstanding at April 30, 2005
-----------------------------------                -----------------------------

Common Stock, par value $.01 per share                        141,591,534

Transitional Small Business Disclosure Format (Check One):  [  ] Yes  [X] No

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Condensed Balance Sheet as of March 31, 2005 (Unaudited)    3

                   Condensed Statements of Operations for the Three
                   Months Ended March 31, 2005 and 2004 (Unaudited)            4

                   Condensed Statements of Cash Flows for the Three
                   Months Ended March 31, 2005 and 2004 (Unaudited)            5

                   Notes to Condensed Financial Statements (Unaudited)         6

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8

         Item 3.  Controls and Procedures                                      9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 10

         Item 3.  Defaults Upon Senior Securities                             10

         Item 4.  Submission of Matters to a Vote of Security Holders         10

         Item 5.  Other Information                                           10

         Item 6.  Exhibits                                                    11

         Signatures                                                           11

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           PRISM SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                                                                     MARCH 31,
                                                                       2005
                                                                   ------------
                                     ASSETS

Current assets
  Cash                                                             $     89,745
  Accounts receivable, net of allowance
    for doubtful accounts of $14,369                                    330,387
  Inventory                                                               6,045

                                                                   ------------
         Total current assets                                           426,177

  Equipment, net                                                         49,313
  Other                                                                  18,337

                                                                   ------------
                                                                   $    493,827
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $     41,696
  Accrued interest - stockholders                                        78,236
  Accrued expenses - stockholders                                        30,203
  Accounts payable                                                      180,930
  Accrued expenses                                                      352,102
  Deferred revenue                                                       89,504

                                                                   ------------
         Total current liabilities                                      772,671
                                                                   ------------

Long-term liabilities
  Notes payable - stockholders                                     $  9,324,838
  Accrued interest - stockholders                                       758,066
  Deferred revenue                                                        6,212

                                                                   ------------
         Total long-term liabilities                                 10,089,116
                                                                   ------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par
    value; Series A - 78,800 shares issued and outstanding                  788
  Common stock - 300,000,000 shares authorized, $.01 par
    value; 141,591,534 shares issued and outstanding                  1,415,915
  Additional paid-in capital                                         11,394,263
  Accumulated deficit                                               (23,178,926)

                                                                   ------------
         Total stockholders' deficit                                (10,367,960)

                                                                   ------------
                                                                   $    493,827
                                                                   ============

  The accompanying notes are an integral part of these financial statements.

                              PRISM SOFTWARE CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                    --------------------------------
                                                         2005              2004
                                                    -------------      -------------
Net sales
  Products                                          $     509,129      $      99,281
  Services                                                103,114             56,150
                                                    -------------      -------------
                                                          612,243            155,431
                                                    -------------      -------------

Cost of sales
  Products                                                    775             16,208
  Services                                                101,183             89,583
                                                    -------------      -------------
                                                          101,958            105,791

                                                    -------------      -------------
    Gross profit                                          510,285             49,640
                                                    -------------      -------------

Operating expenses
  Selling and administrative                              287,434            321,506
  Research and development                                121,139             58,917

                                                    -------------      -------------
                                                          408,573            380,423

                                                    -------------      -------------
    Income (loss) from operations                         101,712           (330,783)

Gain - settling or writing off accounts payable            17,095              5,926
Interest expense - stockholders                          (114,778)          (151,475)
Interest expense                                               --               (968)

                                                    -------------      -------------
Net income (loss)                                   $       4,029      $    (477,300)
                                                    =============      =============

Basic net income (loss) per common share            $        0.00      $       (0.00)
                                                    =============      =============

Diluted net income (loss) per common share          $        0.00      $       (0.00)
                                                    =============      =============

Basic weighted average number of common
  shares outstanding                                  141,592,000        141,592,000
                                                    =============      =============

Diluted weighted average number of common
  shares outstanding                                  145,011,000        141,592,000
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


                                          4

                                         PRISM SOFTWARE CORPORATION
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                    2005            2004
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $   4,029      $(477,300)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                      6,602          3,222
    Gain - settling or writing off accounts payable                                 (17,095)        (5,926)
    (Increase) decrease in assets
      Accounts receivable                                                          (259,727)       (28,706)
      Inventory                                                                        (445)           220
      Licenses and other assets                                                       1,656        (11,173)
    Increase (decrease) in liabilities
      Accounts payable                                                              (34,901)       (35,900)
      Accrued expenses                                                              (50,107)       194,726
      Deferred revenue                                                             (206,872)        10,845
                                                                                  ---------      ---------
        Net cash used by operating activities                                      (556,860)      (349,992)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                             (18,204)            --
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                            275,000        400,000
                                                                                  ---------      ---------
        Net cash provided by financing activities                                   275,000        400,000

                                                                                  ---------      ---------
Net increase (decrease) in cash                                                    (300,064)        50,008

Cash, beginning of period                                                           389,809         12,024

                                                                                  ---------      ---------
Cash, end of period                                                               $  89,745      $  62,032
                                                                                  =========      =========

Supplemental disclosures:
  Cash paid for interest                                                          $      --      $      --
  Cash paid for income tax                                                        $      --      $      --


                The accompanying notes are an integral part of these financial statements.


                                                     5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. Certain amounts from prior periods have been reclassified to be consistent with the presentation of the current period. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.


NOTE 2 - REVENUE RECOGNITION
----------------------------

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

Revenues related to maintenance agreements are recognized in proportion to the amounts expected to be charged to expense for the services during the duration of the agreements; most maintenance agreements are for 12 months. Based on management's review of the efforts required to fulfill such agreements, all of the revenues for initial 12-month maintenance agreements are recognized concurrently with the related product licensing revenues, while the revenues for subsequent renewals of maintenance agreements are deferred and recognized on a straight line basis over the duration of the renewal periods.

NOTE 3 - STOCK-BASED COMPENSATION
---------------------------------

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. No options were granted or vested during the interim periods presented, therefore no compensation costs were incurred and the actual net income (or loss) equals the pro forma net income (or loss) for such periods.


NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

Earnings per common share is calculated in accordance with SFAS No. 128, Earning per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                --------------------------------
                                                     2005              2004
                                                -------------     -------------
Numerator
---------
Net income (loss)                               $       4,029     $    (477,300)
Preferred dividends                                        --                --
                                                -------------     -------------
                                                $       4,029     $    (477,300)
                                                =============     =============

Denominator
-----------
Basic weighted average number of
common shares outstanding during
the period                                        141,592,000       141,592,000

Effect of dilutive securities:
Conversion of preferred stock                       3,419,000                --

                                                -------------     -------------
Dilutive potential common shares                  145,011,000       141,592,000
                                                =============     =============

Basic net income (loss) per common share        $        0.00     $       (0.00)
                                                =============     =============

Diluted net income (loss) per common share      $        0.00     $       (0.00)
                                                =============     =============

---------------------------------------------------------

The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.


                               EQUIVALENT NUMBER OF
                                  Common Shares
                                   at March 31,
                       -------------------------------------
                             2005               2004
                       -----------------  ------------------
Options                       2,985,000           1,800,000
Warrants                              0           2,500,000
Convertible debt             94,488,356         769,867,686



NOTE 5 - GOING CONCERN
----------------------

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004)

For the quarter ended March 31, 2005, the Company reported net income of approximately $4,000, or $0.00 per share (basic and diluted), compared with a loss of approximately $477,000, or $0.00 per share, for the quarter ended March 31, 2004. The improvement of approximately $481,000 was due primarily to the following:

         o Operating revenue increased approximately $457,000 due primarily to higher sales through resellers and original equipment manufacturers (OEM's), including one sale of over $400,000.
         o The cost of sales decreased approximately $4,000 from approximately $106,000 to approximately $102,000. Even though revenue increased significantly, the cost of sales changed little primarily because lower-cost products comprised a greater share of product sales.
         o Total operating expenses increased approximately $28,000 due primarily to an increase in personnel costs.
         o Interest expense decreased approximately $38,000 due primarily to lower interest rates on the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash and cash equivalents of approximately $90,000. The principal source of liquidity in the three months ended March 31, 2005 was approximately $275,000 of additional borrowings.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2005, the Company was in default on certain notes payable totaling approximately $92,000, including accrued interest. As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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


                             PRISM SOFTWARE CORPORATION



Dated:  May 12, 2005         By:  /s/ David Ayres
                                  -----------------
                                  David Ayres, Director and President
                                  (Principal Executive Officer)


Dated:  May 12, 2005         By:  /s/ Michael Cheever
                                  -------------------
                                  Michael Cheever, Treasurer
                                  (Principal Accounting and Financial Officer)