Form 10QSB
period 2005-06-30
PRISM SOFTWARE CORP
filed 2005-08-15
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Title of Each Class of Common Stock                 Outstanding at July 31, 2005
-----------------------------------                 ----------------------------

Common Stock, par value $.01 per share                        141,591,534

Transitional Small Business Disclosure Format (Check One):  [  ] Yes  [X] No

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Condensed Balance Sheet as of June 30, 2005 (Unaudited)     3

                   Condensed Statements of Operations for the Three and Six
                   Months Ended June 30, 2005 and 2004 (Unaudited)             4

                   Condensed Statements of Cash Flows for the Three and Six
                   Months Ended June 30, 2005 and 2004 (Unaudited)             5

                   Notes to Condensed Financial Statements (Unaudited)         6

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8

         Item 3.  Controls and Procedures                                      9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                    10

         Item 3.  Defaults Upon Senior Securities                             10

         Item 4.  Submission of Matters to a Vote of Security Holders         10

         Item 5.  Other Information                                           10

         Item 6.  Exhibits                                                    11

         Signatures                                                           11

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                           PRISM SOFTWARE CORPORATION
                            Condensed Balance Sheet
                                  (Unaudited)


                                                                     JUNE 30,
                                                                       2005
                                                                   -------------

                                     ASSETS

Current assets
  Cash                                                             $    105,709
  Accounts receivable, net of allowance
   for doubtful accounts of $14,369                                     301,193
  Inventory                                                               5,425

                                                                   -------------
    Total current assets                                                412,327

  Equipment, net                                                         50,283
  Other                                                                  31,662

                                                                   -------------
                                                                   $    494,272
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                     $     41,696
  Accrued interest - stockholders                                        79,872
  Accrued expenses - stockholders                                        30,203
  Accounts payable                                                      174,188
  Accrued expenses                                                      342,137
  Deferred revenue                                                      119,929

                                                                   -------------
    Total current liabilities                                           788,025
                                                                   -------------

Long-term liabilities
  Notes payable - stockholders                                     $  9,664,838
  Accrued interest - stockholders                                       873,331
  Deferred revenue                                                        5,646

                                                                   -------------
    Total long-term liabilities                                      10,543,815
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                         788
  Common stock - 300,000,000 shares authorized, $.01 par value;
    141,591,534 shares issued and outstanding                         1,415,915
  Additional paid-in capital                                         11,394,263
  Accumulated deficit                                               (23,648,534)

                                                                   -------------
    Total stockholders' deficit                                     (10,837,568)

                                                                   -------------
                                                                   $    494,272
                                                                   =============

   The accompanying notes are an integral part of these financial statements


                                                    PRISM SOFTWARE CORPORATION
                                                Condensed Statements of Operations
                                                           (Unaudited)


                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                     ----------------------------------      ----------------------------------
                                                          2005                2004                2005                2004
                                                     --------------      --------------      --------------      --------------
Net sales
  Products                                           $     101,476       $      99,195       $     610,606       $     198,476
  Services                                                  69,951              75,228             173,064             131,377

                                                     --------------      --------------      --------------      --------------
                                                           171,427             174,423             783,670             329,853
                                                     --------------      --------------      --------------      --------------

Cost of sales
  Products                                                  10,703               1,325              11,478              17,533
  Services                                                 106,889              91,201             208,072             180,783

                                                     --------------      --------------      --------------      --------------
                                                           117,592              92,526             219,550             198,316

                                                     --------------      --------------      --------------      --------------
    Gross profit                                            53,835              81,897             564,120             131,537
                                                     --------------      --------------      --------------      --------------

Operating expenses
  Selling and administrative                               316,529             309,523             603,962             631,030
  Research and development                                  90,012              69,360             211,152             128,277

                                                     --------------      --------------      --------------      --------------
                                                           406,541             378,883             815,114             759,307

                                                     --------------      --------------      --------------      --------------
    Loss from operations                                  (352,706)           (296,986)           (250,994)           (627,770)

Gain - settling or writing off accounts payable                 --                  --              17,095               5,926
Interest expense - stockholders                           (116,902)           (157,869)           (231,680)           (309,344)
Interest expense                                                --                (957)                 --              (1,924)

                                                     --------------      --------------      --------------      --------------
Net loss                                             $    (469,608)      $    (455,812)      $    (465,579)      $    (933,112)
                                                     ==============      ==============      ==============      ==============


Basic and diluted net loss per common share          $       (0.00)      $       (0.00)      $       (0.00)      $       (0.01)
                                                     ==============      ==============      ==============      ==============

Basic and diluted weighted average
number of common shares outstanding                    141,592,000         141,592,000         141,592,000         141,592,000
                                                     ==============      ==============      ==============      ==============

                            The accompanying notes are an integral part of these financial statements


                                            PRISM SOFTWARE CORPORATION
                                        Condensed Statements of Cash Flows
                                                   (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   --------------------------
                                                                                      2005            2004
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(465,579)      $(933,112)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                      14,533           6,837
    Gain - settling or writing off accounts payable                                  (17,095)         (5,926)
    (Increase) decrease in assets
      Accounts receivable                                                           (230,533)         (6,736)
      Inventory                                                                          175             241
      Licenses and other assets                                                      (13,321)        (11,328)
    Increase (decrease) in liabilities
      Accounts payable                                                               (41,643)        (69,556)
      Accrued expenses                                                                56,829         360,015
      Deferred revenue                                                              (177,013)         14,421

                                                                                   ----------      ----------
        Net cash used by operating activities                                       (873,647)       (645,144)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                              (25,453)         (4,066)
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                             615,000         700,000

                                                                                   ----------      ----------
        Net cash provided by financing activities                                    615,000         700,000

                                                                                   ----------      ----------
Net increase (decrease) in cash                                                     (284,100)         50,790

Cash, beginning of period                                                            389,809          12,024

                                                                                   ----------      ----------
Cash, end of period                                                                $ 105,709       $  62,814
                                                                                   ==========      ==========

Supplemental disclosures:
  Cash paid for interest                                                           $      --       $      --
  Cash paid for income tax                                                         $      --       $      --


                       The accompanying notes are an integral part of these financial statements

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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


NOTE 2 - REVENUE RECOGNITION
----------------------------

Revenues from the licensing of computer software products are recognized upon delivery of the products to customers, as there are no significant obligations remaining after the delivery date. Revenues related to maintenance agreements are deferred and recognized on a straight line basis over the terms of the related agreements, generally 12 months. Payments are generally due within 30 days. Management's review of collectibility is an ongoing process, and reserves are made based on the Company's historical experience with each customer and its knowledge of each receivable.


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

NOTE 4 - BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

Earnings per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                 ----------------------------------    - ----------------------------------
                                                      2005                2004                2005                2004
                                                 --------------      --------------      --------------      --------------
Numerator
  Net loss                                       $    (469,608)      $    (455,812)      $    (465,579)      $    (933,112)
  Preferred dividends                                  (19,700)            (19,700)            (19,700)            (19,700)
                                                 --------------      --------------      --------------      --------------
                                                 $    (489,308)      $    (475,512)      $    (485,279)      $    (952,812)
                                                 ==============      ==============      ==============      ==============

Denominator
  Basic and diluted weighted average
  number of common shares outstanding              141,592,000         141,592,000         141,592,000         141,592,000
                                                 ==============      ==============      ==============      ==============

Basic and diluted net loss per common share      $       (0.00)      $       (0.00)      $       (0.00)      $       (0.01)
                                                 ==============      ==============      ==============      ==============


The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.


                               EQUIVALENT NUMBER OF
                                  Common Shares
                                   at June 30,
                       -------------------------------------
                             2005               2004
                       -----------------  ------------------
Options                       2,985,000           1,685,000
Warrants                              0           2,500,000
Convertible debt             94,488,356         783,980,319

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


RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004)

For the quarter ended June 30, 2005, the Company reported a loss of approximately $470,000, or $0.00 per share, compared with a loss of approximately $456,000, or $0.00 per share, for the quarter ended June 30, 2004. The loss increased approximately $14,000 due primarily to the following:

         o        Operating revenue decreased approximately $3,000.
         o The cost of sales increased approximately $25,000 from approximately $93,000 to approximately $118,000 due primarily to a higher cost for services.
         o        Total operating expenses increased approximately $28,000.
         o Interest expense decreased approximately $42,000 due primarily to lower interest rates on the Company's debt.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004)

For the six months ended June 30, 2005, the Company reported a loss of approximately $466,000, or $0.00 per share, compared with a loss of approximately $933,000, or $0.01 per share, for the six months ended June 30, 2004. The loss decreased approximately $468,000 due primarily to the following:

         o Operating revenue increased approximately $454,000 due primarily to higher sales through resellers and original equipment manufacturers (OEM's), including one sale of over $400,000 made in the quarter ended March 31, 2005.
         o The cost of sales increased approximately $21,000 from approximately $198,000 to approximately $220,000 due primarily to a higher cost for services.
         o        Total operating expenses increased approximately $56,000.
         o Interest expense decreased approximately $80,000 due primarily to lower interest rates on the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash and cash equivalents of approximately $106,000. The principal source of liquidity in the six months ended June 30, 2005 was approximately $615,000 of additional borrowings.

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

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of July 31, 2005, the Company was in default on certain notes payable totaling approximately $93,000, including accrued interest. As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on June 14, 2005. Since certain members of the Board of Directors owned an aggregate of more than 50% of the outstanding voting shares of the Company, a quorum was available without the Company incurring the expense of soliciting proxies. Stockholders holding an aggregate of 97,123,356 shares attended the meeting. The following actions were brought before the meeting:

         1. Carl von Bibra, David Ayres and Conrad von Bibra were elected as the three members of the Board of Directors, each to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The vote for each was 97,123,356 shares in favor, no shares against and no shares abstaining.
         2. Cacciamatta Accountancy Corporation was ratified as the Company's Independent Auditor. The vote was 95,123,356 shares in favor, no shares against and 2,000,000 shares abstaining.


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


                           PRISM SOFTWARE CORPORATION





Dated:  August 15, 2005        By:  /s/ David Ayres
                                    ----------------------------------------
                                    David Ayres, Director and President
                                    (Principal Executive Officer)

Dated:  August 15, 2005        By:  /s/ Michael Cheever
                                    -----------------------------------------
                                    Michael Cheever, Treasurer
                                    (Principal Accounting and Financial Officer)