Form 10QSB
period 2005-09-30
PRISM SOFTWARE CORP
filed 2005-11-21
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]


Title of Each Class of Common Stock              Outstanding at October 31, 2005
-----------------------------------              -------------------------------
Common Stock, par value $.01 per share                        141,591,534

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                           PRISM SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheet as of September 30, 2005 (Unaudited)  3

                 Condensed Statements of Operations for the Three and Nine
                 Months Ended September 30, 2005 and 2004 (Unaudited)          4

                 Condensed Statements of Cash Flows for the Three and Nine
                 Months Ended September 30, 2005 and 2004 (Unaudited)          5

                 Notes to Condensed Financial Statements (Unaudited)           6

        Item 2.  Management's Discussion and Analysis or Plan of Operation     8

        Item 3.  Controls and Procedures                                      10

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            10

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  10

        Item 3.  Defaults Upon Senior Securities                              10

        Item 4.  Submission of Matters to a Vote of Security Holders          10

        Item 5.  Other Information                                            11

        Item 6.  Exhibits                                                     11

        Signatures                                                            11

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                                                                  SEPTEMBER 30,
                                                                       2005
                                                                  -------------
                                     ASSETS

Current assets
  Cash                                                            $      80,811
  Accounts receivable, net of allowance
    for doubtful accounts of $244,369                                    84,428
  Inventory                                                               5,119

                                                                  -------------
    Total current assets                                                170,358

Equipment, net                                                           57,398
Other                                                                    27,302

                                                                  -------------
                                                                  $     255,058
                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                           41,696
  Accrued interest - stockholders                                        81,527
  Accrued expenses - stockholders                                        30,203
  Accounts payable                                                      151,932
  Accrued expenses                                                      347,643
  Deferred revenue                                                      117,897

                                                                  -------------
    Total current liabilities                                           770,898
                                                                  -------------

Long-term liabilities
  Notes payable - stockholders                                    $   9,949,838
  Accrued interest - stockholders                                       994,094
  Deferred revenue                                                        7,451

                                                                  -------------
    Total long-term liabilities                                      10,951,383
                                                                  -------------

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par
    value; Series A - 78,800 shares issued and outstanding                  788
  Common stock - 300,000,000 shares authorized, $.01 par
    value; 141,591,534 shares issued and outstanding                  1,415,915
  Additional paid-in capital                                         11,394,263
  Accumulated deficit                                               (24,278,189)

                                                                  -------------
    Total stockholders' deficit                                     (11,467,223)

                                                                  -------------
                                                                  $     255,058
                                                                  =============


                                       3



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                     --------------------------------      --------------------------------
                                                         2005               2004               2005                2004
                                                     -------------      -------------      -------------      -------------
Net sales
  Products                                           $     110,095      $     117,462      $     720,701      $     315,938
  Services                                                  93,202            112,245            266,266            243,622

                                                     -------------      -------------      -------------      -------------
                                                           203,297            229,707            986,967            559,560
                                                     -------------      -------------      -------------      -------------

Cost of sales
  Products                                                   1,711              7,627             13,189             25,160
  Services                                                  99,952             93,006            308,024            273,789

                                                     -------------      -------------      -------------      -------------
                                                           101,663            100,633            321,213            298,949

                                                     -------------      -------------      -------------      -------------
    Gross profit                                           101,634            129,074            665,754            260,611
                                                     -------------      -------------      -------------      -------------

Operating expenses
  Selling and administrative                               258,213            370,597            862,176          1,001,628
  Research and development                                 110,657             72,316            321,809            200,593
  Allowance for potentially uncollectible sales            240,000                 --            240,000                 --

                                                     -------------      -------------      -------------      -------------
                                                           608,870            442,913          1,423,985          1,202,221

                                                     -------------      -------------      -------------      -------------
    Loss from operations                                  (507,236)          (313,839)          (758,231)          (941,610)

Gain - settling or writing off debt and interest                --             12,852                 --             12,852
Gain - settling or writing off accounts payable                 --                 --             17,095              5,926
Interest expense - stockholders                           (122,418)          (165,588)          (354,098)          (474,932)
Interest expense                                                --               (968)                --             (2,892)

                                                     -------------      -------------      -------------      -------------
Net loss                                             $    (629,654)     $    (467,543)     $  (1,095,234)     $  (1,400,656)
                                                     =============      =============      =============      =============

Basic and diluted net loss per common share          $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                                     =============      =============      =============      =============

Basic and diluted weighted average
  number of common shares outstanding                  141,592,000        141,592,000        141,592,000        141,592,000
                                                     =============      =============      =============      =============





                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                      2005             2004
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(1,095,234)     $(1,400,656)
  Increase (decrease) in allowance for doubtful accounts receivable                   240,000               --
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                             --              477
    Depreciation                                                                       23,906           11,387
    Gain - settling or writing off debt and interest                                       --          (12,852)
    Gain - settling or writing off accounts payable                                   (17,095)          (5,926)
    (Increase) decrease in assets
       Accounts receivable                                                           (253,768)         (72,744)
       Inventory                                                                          481           (7,383)
       Licenses and other assets                                                      (10,961)         (10,515)
    Increase (decrease) in liabilities
       Accounts payable                                                               (63,899)           7,609
       Accrued expenses                                                               184,753          547,230
       Deferred revenue                                                              (177,240)          17,837

                                                                                  -----------      -----------
         Net cash used by operating activities                                     (1,169,057)        (925,536)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                               (39,941)         (21,428)
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                              900,000        1,050,000
  Payments on notes - stockholders                                                         --          (40,206)

                                                                                  -----------      -----------
        Net cash provided by financing activities                                     900,000        1,009,794

                                                                                  -----------      -----------
Net increase (decrease) in cash                                                      (308,998)          62,830

Cash, beginning of period                                                             389,809           12,024

                                                                                  -----------      -----------
Cash, end of period                                                               $    80,811      $    74,854
                                                                                  ===========      ===========

Supplemental disclosures:
  Cash paid for interest                                                          $        --      $        --
  Cash paid for income tax                                                        $        --      $        --


                                                       5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                --------------------------------      --------------------------------
                                                    2005               2004               2005               2004
                                                -------------      -------------      -------------      -------------
Numerator
---------
Net loss                                        $    (629,654)     $    (467,543)     $  (1,095,234)     $  (1,400,656)
Preferred dividends                                        --                 --            (19,700)           (19,700)
                                                -------------      -------------      -------------      -------------
                                                $    (629,654)     $    (467,543)     $  (1,114,934)     $  (1,420,356)
                                                =============      =============      =============      =============

Denominator
-----------
Basic and diluted weighted average
number of common shares outstanding               141,592,000        141,592,000        141,592,000        141,592,000
                                                =============      =============      =============      =============

Basic and diluted net loss per common share     $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                                =============      =============      =============      =============


The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.

                                                    EQUIVALENT NUMBER OF
                                                       Common Shares
                                                      at September 30,
                                            ------------------------------------
                                                   2005               2004
                                            -----------------  -----------------
Options                                          2,985,000             1,635,000
Convertible debt                                94,488,356           797,189,934

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004)

For the quarter ended September 30, 2005, the Company reported a loss of approximately $630,000, or $0.00 per share, compared with a loss of approximately $468,000, or $0.00 per share, for the quarter ended September 30, 2004. The loss increased approximately $162,000 due primarily to the following:

         o        Operating revenue decreased approximately $26,000 due
                  primarily to a decrease in service revenue.
         o        The cost of sales increased approximately $1,000 from
                  approximately $101,000 to approximately $102,000.
         o Total operating expenses increased approximately $166,000. In the quarter ended September 30, 2005, the Company accrued a reserve of approximately $240,000 where the conditions for the full collection of a sale subsequently changed significantly for reasons outside the Company's control. (The Company is actively working to satisfy such conditions.) Also, in the quarter ended September 30, 2004, the Company had accrued an expense of approximately $52,000 for the settlement of a terminated agreement.
         o A gain of approximately $13,000 was recognized in the quarter ended September 30, 2004 due to certain accrued stockholder interest being forgiven.
         o Interest expense decreased approximately $44,000 due primarily to lower interest rates on the Company's debt.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004)

For the nine months ended September 30, 2005, the Company reported a loss of approximately $1,095,000, or $0.01 per share, compared with a loss of approximately $1,401,000, or $0.01 per share, for the nine months ended September 30, 2004. The loss decreased approximately $305,000 due primarily to the following:

         o Operating revenue increased approximately $427,000 due primarily to one sale of over $400,000.
         o The cost of sales increased approximately $22,000 from approximately $299,000 to approximately $321,000 due primarily to a higher cost for services.
         o Total operating expenses increased approximately $222,000. In the quarter ended September 30, 2005, the Company accrued a reserve of approximately $240,000 where the conditions for the full collection of a sale subsequently changed significantly for reasons outside the Company's control. (The Company is actively working to satisfy such conditions.)
         o A gain of approximately $13,000 was recognized in the nine months ended September 30, 2004 due to certain accrued stockholder interest being forgiven.
         o Gains from settling or writing off accounts payable increased approximately $11,000 from approximately $6,000 to approximately $17,000.
         o Interest expense decreased approximately $124,000 due primarily to lower interest rates on the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and cash equivalents of approximately $81,000. The principal source of liquidity in the nine months ended September 30, 2005 was approximately $900,000 of additional borrowings.

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

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of October 31, 2005, the Company was in default on certain notes payable totaling approximately $94,000, including accrued interest. As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.

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


                               PRISM SOFTWARE CORPORATION


Dated:  November 18, 2005      By: /s/ David Ayres
                                   ---------------
                                   David Ayres, Director and President
                                   (Principal Executive Officer)

Dated:  November 18, 2005      By: /s/ Michael Cheever
                                   -------------------
                                   Michael Cheever, Treasurer
                                   (Principal Accounting and Financial Officer)