Form 10KSB
period 2005-12-31
PRISM SOFTWARE CORP
filed 2006-03-31
CIK 908235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER 0-21713

                           PRISM SOFTWARE CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                    95-2621719
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

15500-C Rockfield Blvd.
Irvine, California                          92618
----------------------------------------    ------------------------------------
(Address of principal executive offices)    (Zip Code)

                   Issuer's telephone number : (949) 855-3100

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


The registrant's revenues for the year ended December 31, 2005 were $1,228,892.


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2006 was approximately $465,000. The number of shares outstanding of the registrant's only class of Common Stock, par value $.01 per share, was 141,591,534 on March 23, 2006. The common shares are traded on the OTC Bulletin Board under the symbol "PSOF".

_____________________

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company plans to file a Definitive Information Statement for its next Annual Meeting of Stockholders no later than 120 days after the close of the fiscal year referenced above. Certain information required by Part III of this Form 10-KSB is incorporated herein by reference to such Definitive Information Statement Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-KSB, the Definitive Information Statement is not deemed to be filed as a part hereof.

         Transitional Small Business Disclosure Format (check one):
                                  ( ) Yes (X) No

                                      INDEX

PART I

     Item 1.    Description of Business.

     Item 2.    Description of Property.

     Item 3.    Legal Proceedings.

     Item 4.    Submission of Matters to a Vote of Security Holders.

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

     Item 8A.   Controls and Procedures.

     Item 8B.   Other Information.

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Item 10.   Executive Compensation.

     Item 11.   Security Ownership of Certain Beneficial Owners and Management.

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

     DOCRECORD

     DocRecord is a powerful, low-cost and easy-to-use document management and archival software solution. Designed to be intuitive, DocRecord helps to reduce complexity and costs for businesses across all major industries. DocRecord is modular and scalable, allowing businesses to configure the solution that is the best fit for their current business challenge and update it over time as their needs change.


DEPENDENCE ON MAJOR CUSTOMERS

In 2005 and 2004, the three largest customers in each year accounted for approximately 59% and 42%, respectively, of the Company's sales in those years, with one customer being among the three largest in both years. Sales through the Company's reseller channel accounted for approximately 87% and 69%, respectively, of the Company's sales in those years.

At December 31, 2005 and 2004, the three largest accounts receivable totaled approximately 83% and 70%, respectively, of gross accounts receivable. At December 31, 2005, one account represented approximately 74% of gross accounts receivable, and a reserve had been accrued against the entire balance of that particular account since the conditions for the full collection of the sale had subsequently changed significantly for reasons outside the Company's control. (The Company is actively working to satisfy such conditions.)

The Company does not have any long-term sales contracts with any of its customers.

RESEARCH AND DEVELOPMENT

For the fiscal years ended December 31, 2005 and December 31, 2004, research and development expenses were approximately $414,000 (about 34% of net sales) and approximately $294,000 (about 40% of net sales), respectively. None of the research and development expenses in either fiscal year were borne directly by customers.

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

EMPLOYEES

As of March 23, 2006, the Company had 14 employees. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal administrative, development, manufacturing and shipping facilities are located in one facility in Irvine, California. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as and if needed.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board ("OTCBB") under the symbol "PSOF." The OTCBB is a quotation service for subscribing members and is regulated by the Securities and Exchange Commission ("SEC") and the NASD. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network. Set forth below are the high and low traded prices of the Company's Common Stock during each quarter of the fiscal years ended December 31, 2004 and December 31, 2005, as reported by a leading provider of real-time financial and market data.

                                                   HIGH          LOW
                                                   ----          ---
     Quarter ended March 31, 2004                 0.025          0.008
     Quarter ended June 30, 2004                  0.028          0.008
     Quarter ended September 30, 2004             0.016          0.006
     Quarter ended December 31, 2004              0.019          0.006
     Quarter ended March 31, 2005                 0.015          0.006
     Quarter ended June 30, 2005                  0.020          0.006
     Quarter ended September 30, 2005             0.0135         0.004
     Quarter ended December 31, 2005              0.009          0.004

As of March 23, 2006, there were approximately 391 stockholders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants or rights under its existing equity compensation plans. The information in this table is as of December 31, 2005.

                    Number of securities to be    Weighted average
                     issued upon exercise of      exercise price of
                       outstanding options,      outstanding options,      Number of securities
   Plan Category       warrants and rights       warrants, and rights      remaining available
                    ------------------------   ------------------------   ----------------------
Equity compensation
plans approved by
security holders                          -                          -                        -

Equity compensation
plans not approved by
security holders                  2,920,000                       0.02                1,530,000

                    ------------------------   ------------------------   ----------------------
 Total                            2,920,000                       0.02                1,530,000
                    ========================   ========================   ======================

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

For the year ended December 31, 2005, the Company reported a loss of approximately $1,460,000, or $0.01 per common share, compared with a loss of approximately $1,374,000, or $0.01 per common share, for the fiscal year ended December 31, 2004. The loss increased approximately $86,000 due primarily to the following:

         o Net sales increased approximately $493,000 primarily through the Company's reseller channel, including one sale of over $400,000.

         o Cost of sales increased approximately $47,000 from approximately $380,000, or about 52% of revenue, to approximately $427,000, or about 35% of revenue. The dollar amount increased due primarily to a higher cost for services, but the percentage decreased due primarily to a shift in the mix of products being sold.

         o Sales, administrative and research and development expenses were approximately $454,000 higher in 2004 due primarily to the costs of settling two legal disputes,

         o In 2005, the Company accrued a reserve of approximately $240,000 when the conditions for the full collection of a sale subsequently changed significantly for reasons outside the Company's control. (The Company is actively working to satisfy such conditions.)

         o In 2004, the Company recognized gains of 1) approximately $815,000 from writing off certain debt and related accrued interest that was either forgiven or determined to be no longer enforceable, and 2) approximately $117,000 from settling certain accounts payable and from writing off certain other accounts payable that were determined to be no longer enforceable.

         o Interest expense decreased approximately $168,000 due primarily to lower interest rates on the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005, the Company had cash and cash equivalents of approximately $81,000. The principal source of liquidity in fiscal 2005 was approximately $1,100,000 of additional borrowings.

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

ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item regarding directors and officers is incorporated by reference to the Company's Definitive Information Statement to be filed with the Securities and Exchange Commission in connection with its 2006 Annual Meeting of Stockholders (the "PROXY STATEMENT") under the heading "ELECTION OF DIRECTORS." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption "COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT" contained in the Information Statement. The information required by this item regarding the Company's code of ethics is incorporated by reference to the information under the caption "CODE OF ETHICS" contained in the Information Statement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                          PRISM SOFTWARE CORPORATION



Dated:  March 31, 2006                    /S/ DAVID AYRES
                                          ---------------
                                          David Ayres, Director and President
                                          (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Dated:  March 31, 2006             /S/ DAVID AYRES
                                   ---------------
                                   David Ayres, Director and President
                                   (Principal Executive Officer)

Dated:  March 31, 2006             /S/ MICHAEL CHEEVER
                                   -------------------
                                   Michael Cheever, Treasurer
                                   (Principal Accounting and Financial Officer)

Dated:  March 31, 2006             /S/ CARL VON BIBRA
                                   ------------------
                                   Carl von Bibra, Chairman and a Director

Dated:  March 31, 2006             /S/ CONRAD VON BIBRA
                                   --------------------
                                   Conrad von Bibra, Director and Secretary

                           PRISM SOFTWARE CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Board of Directors and Stockholders
Prism Software Corporation


We have audited the accompanying balance sheet of Prism Software Corporation (the "Company") as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's continued operating losses, limited capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 22, 2006


                                     PRISM SOFTWARE CORPORATION
                                            Balance Sheet


                                                                                    DECEMBER 31,
                                                                                       2005
                                                                                   ------------

                                               ASSETS

Current assets
  Cash                                                                             $     80,914
  Accounts receivable, net of allowance
    for doubtful accounts of $244,369                                                    79,681
  Inventory                                                                               5,908

                                                                                   ------------
    Total current assets                                                                166,503

  Equipment, net                                                                         51,453
  Other                                                                                  23,163

                                                                                   ------------
                                                                                   $    241,119
                                                                                   ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                                     $     41,696
  Accrued interest - stockholders                                                        83,200
  Accrued expenses - stockholders                                                        30,203
  Accounts payable                                                                      135,396
  Accrued expenses                                                                      368,730
  Deferred revenue                                                                      138,821

                                                                                   ------------
    Total current liabilities                                                           798,046
                                                                                   ------------

Long-term liabilities
  Notes payable - stockholders                                                     $ 10,149,838
  Accrued interest - stockholders                                                     1,119,810
  Deferred revenue                                                                        5,560

                                                                                   ------------
    Total long-term liabilities                                                      11,275,208
                                                                                   ------------

Commitments and contingencies                                                                --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                                         788
  Common stock - 300,000,000 shares authorized, $.01 par value;
    141,591,534 shares issued and outstanding                                         1,415,915
  Additional paid-in capital                                                         11,394,263
  Accumulated deficit                                                               (24,643,101)

                                                                                   ------------
    Total stockholders' deficit                                                     (11,832,135)

                                                                                   ------------
                                                                                   $    241,119
                                                                                   ============

             The accompanying notes are an integral part of these financial statements




                           PRISM SOFTWARE CORPORATION
                            Statements of Operations

                                                             YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                           2005               2004
                                                      -------------       -------------

Net sales
  Products                                            $     868,183       $     394,100
  Services                                                  360,709             341,609

                                                      -------------       -------------
                                                          1,228,892             735,709
                                                      -------------       -------------

Cost of sales
  Products                                                   18,616              27,574
  Services                                                  407,936             352,468

                                                      -------------       -------------
                                                            426,552             380,042

                                                      -------------       -------------
    Gross profit                                            802,340             355,667
                                                      -------------       -------------

Operating expenses
  Selling and administrative                              1,143,700           1,719,279
  Research and development                                  414,394             292,538
  Provision for potentially uncollectible sales             240,000                  --

                                                      -------------       -------------
                                                          1,798,094           2,011,817

                                                      -------------       -------------
    Loss from operations                                   (995,754)         (1,656,150)

Gain - settling or writing off debt and interest                 --             814,591
Gain - settling or writing off accounts payable              17,095             117,282
Interest expense - stockholders                            (481,487)           (645,707)
Interest expense                                                 --              (3,849)

                                                      -------------       -------------
Net loss                                              $  (1,460,146)      $  (1,373,833)
                                                      =============       =============


Basic and diluted net loss per common share           $       (0.01)      $       (0.01)
                                                      =============       =============

Basic and diluted weighted average
  number of common shares outstanding                   141,592,000         141,592,000
                                                      =============       =============


        The accompanying notes are an integral part of these financial statements.





                                                      Stockholders' Deficit
                                           Years Ended December 31, 2005 and 2004



                                     SERIES A
                                  PREFERRED STOCK            COMMON STOCK            ADDITIONAL                           TOTAL
                              ----------------------- ---------------------------     PAID-IN        ACCUMULATED      STOCKHOLDERS'
                               SHARES       AMOUNT      SHARES        AMOUNT          CAPITAL          DEFICIT          DEFICIT
                              -----------  ---------- -------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2003        78,800         788   141,591,534     1,415,915      11,394,263      (21,809,122)      (8,998,156)

Net loss                               -           -             -             -               -       (1,373,833)      (1,373,833)

                              -----------  ---------- -------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2004        78,800       $ 788   141,591,534    $1,415,915    $ 11,394,263    $ (23,182,955)   $ (10,371,989)
                              -----------  ---------- -------------  ------------  --------------  ---------------  ---------------

Net loss                               -           -             -             -               -       (1,460,146)      (1,460,146)

                              -----------  ---------- -------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2005        78,800       $ 788   141,591,534    $1,415,915    $ 11,394,263    $ (24,643,101)   $ (11,832,135)
                              ===========  ========== =============  ============  ==============  ===============  ===============


                            The accompanying notes are an integral part of these financial statements.




                                          PRISM SOFTWARE CORPORATION
                                           Statements of Cash Flows

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------
                                                                                     2005               2004
                                                                                 -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(1,460,146)      $(1,373,833)
Adjustments to reconcile net loss to net cash used by operating activities:
   Provision for doubtful accounts receivable                                        240,000                --
   Loss on disposal of assets                                                             --               873
   Depreciation                                                                       33,631            16,913
   Gain - settling or writing off debt and interest                                       --          (814,591)
   Gain - settling or writing off accounts payable                                   (17,095)         (117,282)
   (Increase) decrease in assets
     Accounts receivable                                                            (249,021)          (24,037)
     Inventory                                                                          (308)           (5,149)
     Other assets                                                                     (8,821)          (12,278)
   Increase (decrease) in liabilities
     Accounts payable                                                                (80,435)          (53,862)
     Accrued expenses                                                                333,229           772,661
     Deferred revenue                                                               (158,207)          197,331

                                                                                 -----------       -----------
      Net cash used by operating activities                                       (1,367,173)       (1,413,254)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                              (41,722)          (29,425)
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                           1,100,000         1,950,000
  Payments on notes - stockholders                                                        --          (129,536)

                                                                                 -----------       -----------
        Net cash provided by financing activities                                  1,100,000         1,820,464

                                                                                 -----------       -----------
Net increase (decrease) in cash                                                     (308,895)          377,785

Cash, beginning of period                                                            389,809            12,024

                                                                                 -----------       -----------
Cash, end of period                                                              $    80,914       $   389,809
                                                                                 ===========       ===========

Supplemental disclosures:
  Cash paid for interest                                                         $        --       $        --
  Cash paid for income tax                                                       $        --       $        --



                       The accompanying notes are an integral part of these financial statements.

                                                         F-6

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

      CONCENTRATIONS OF RISK
      ----------------------

      In 2005 and 2004, the three largest customers in each year accounted for approximately 59% and 42%, respectively, of the Company's sales in those years, with one customer being among the three largest in both years. Sales through the Company's reseller channel accounted for approximately 87% and 69%, respectively, of the Company's sales in those years.

      At December 31, 2005 and 2004, the three largest accounts receivable totaled approximately 83% and 70%, respectively, of gross accounts receivable. At December 31, 2005, the largest account represented approximately 74% of gross accounts receivable, and was fully reserved.

      USE OF ESTIMATES
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      INVENTORY
      ---------

      Inventory is reported at the lower of cost (determined on the first-in-first-out method) or market and consists principally of licenses purchased for incorporation into the Company's software products.

      EQUIPMENT
      ---------

      Equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets, generally three to five years, using the straight-line method.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      SOFTWARE DEVELOPMENT COSTS
      --------------------------

      Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company believes the establishment of technological feasibility occurs concurrently with the completion of software development. Accordingly, no costs have been capitalized as of December 31, 2005.

      REVENUE RECOGNITION
      -------------------

      Revenues from the licensing of computer software products are recognized upon delivery of the products to customers, as there are no significant obligations remaining after the delivery date. Revenues related to service agreements are deferred and recognized over the terms of the related agreements, generally no more than 12 months. Payments are generally due within 30 days. Management's review of collectibility is an ongoing process, and reserves are made based on the Company's historical experience with each customer and its knowledge of each receivable.

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

      STOCK-BASED COMPENSATION
      ------------------------

      The Company has elected to continue to account for stock-based compensation using the intrinsic value method, as described in Accounting Principles Board Opinion 25. Accordingly, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee is required to pay to acquire the stock. No such compensation costs were reported in 2005 and 2004. Companies using APB 25 to report stock-based compensation are required under SFAS 123 to disclose the estimated fair value of options granted.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      STOCK-BASED COMPENSATION (CONTINUED)
      ------------------------------------

      As prescribed under SFAS 123, the Company used the Black-Scholes Option Pricing Model to estimate the fair value of the options granted in 2004 using the following assumptions. No options were granted in 2005.

                                                  2004
                                                  ----
               Expected life (years)              4 years
               Risk-free interest rate            3.5%
               Volatility                         60%

      Had the Company chosen to report the stock-based compensation at its estimated fair value, net loss and net loss per share would have increased slightly.

                                                 2005               2004
                                            -------------       -----------
Net loss
  As reported                               $  (1,460,146)      $(1,373,833)
  Estimated fair value of compensation                 --            (4,800)
                                            -------------       -----------
  Pro forma                                 $  (1,460,146)      $(1,378,633)

Basic and diluted loss per share
  As reported                               $       (0.01)      $     (0.01)
  Pro forma                                 $       (0.01)      $     (0.01)


      CASH AND EQUIVALENTS
      --------------------

      The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

      ADVERTISING COSTS
      -----------------

      Advertising costs are expensed as incurred. During 2005 and 2004, advertising costs totalled approximately $49,800 and $20,400, respectively.

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

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

      RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENTS ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

      In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


2.    EQUIPMENT
---------------

      Furniture and equipment                                       $ 34,883
      Computer equipment and software                                 83,371

                                                                    ---------
                                                                     118,254

      Accumulated depreciation and amortization                      (66,801)

                                                                    ---------
                                                                    $ 51,453
                                                                    =========


      Depreciation expense charged to operations in 2005 and 2004 was $33,631 and $16,913, respectively.

3.    ACCRUED EXPENSES
----------------------

      Wages and benefits                                            $ 152,761
      Sales commissions                                                88,997
      Professional services                                            47,500
      Other                                                            79,472

                                                                    ----------
                                                                    $ 368,730
                                                                    ==========


4.    NOTES PAYABLE
-------------------

      Stockholders
      ------------
      9% to 10%, past due August 1996, unsecured                         $     41,696

      5%, due March 1, 2007, secured by the Company's assets                3,050,000

      5%, convertible into common stock at $.01 per share at
      holders' option (limited to a maximum of 94,488,356 shares),
      due March 1, 2007, secured by the Company's assets                    7,099,838

                                                                         -------------
                                                                         $ 10,191,534
                                                                         =============


      Annual maturities are as follows:

      2006                                $     41,696
      2007                                  10,149,838

                                          -------------
                                          $ 10,191,534
                                          =============

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


4.    NOTES PAYABLE (CONTINUED)
-------------------------------

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

      The holders of Series A are entitled to receive, when and as declared by the Company's Board of Directors (the Board), cumulative annual dividends of $0.50 per share commencing upon issuance and payable semi-annually. Series A has a liquidation preference of $5.00 per share plus any accrued but unpaid dividends. Series A is redeemable at the Company's election upon 30 days' notice at a price per share of $5.50 plus accrued but unpaid dividends thereon. The 78,800 shares of Series A outstanding at December 31, 2005 are currently convertible at the election of the holders into 3,419,920 shares of common stock. The conversion rate is subject to the adjustments set forth in the certificate of designation for Series A based on the current market price of the Company's common stock. The holders of the Series A are entitled to cast one non-cumulative vote per share of Series A in all matters presented to the shareholders, and the majority of holders of Series A, voting as a class, have certain protective rights relating to their dividends and preference rights. No amounts have been accreted in relation to the Series A redemption as the likelihood of the Company electing to repurchase is remote.

      At December 31, 2005, the amount of undeclared dividends in arrears on the Series A was $531,900 ($6.75 per share).

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


6.    STOCK OPTIONS
-------------------

      1993 STOCK OPTION PLAN
      ----------------------

      The Company's 1993 Stock Option Plan provides for the issuance of options to employees, directors, officers, and advisors of the Company to acquire up to 630,000 shares of the Company's common stock. Options issued under this plan are generally granted at estimated market value, vest at varying rates and expire within ten years from the date of grant or within 90 days after termination of employment. As of December 31, 2005, options for 50,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options. Except as to options previously granted and outstanding under it, the 1993 Stock Option Plan terminated on February 1, 2003.


      2000 STOCK OPTION PLAN
      ----------------------

      The Company's 2000 Stock Option Plan provides for the issuance of options to employees, directors, officers and advisors of the Company to acquire up to 3,000,000 shares of common stock. Options issued under this plan are generally exercisable at 85% of the market value on the date of grant, vest over three years and expire within ten years from the date of grant or within 90 days after termination of employment. As of December 31, 2005, none of the options available for grant under the 2000 Plan had been exercised, 1,470,000 shares of Common Stock were reserved for issuance upon exercise of outstanding options and 1,530,000 shares of Common Stock remained available for grant thereunder. Except as to options previously granted and outstanding under it, the 2000 Stock Option Plan will terminate on May 4, 2010.

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


6.    STOCK OPTIONS (CONTINUED)
-------------------------------

      E. TED DANIELS OPTIONS
      ----------------------

      In December 2004, as part of the Company's settlement with E. Ted Daniels, its previous President, the Company granted Mr. Daniels non-qualified options to purchase 1,400,000 shares of the Company's Common Stock. The settlement agreement also had a provision for issuing options for additional shares of Common Stock equal to 4% of new shares of Common Stock issued through December 15, 2005 (with certain limitations), but this time period elapsed with no additional options required to be issued under this provision. As of December 31, 2004, none of these options available for grant had been exercised, 1,400,000 shares of Common Stock were reserved for issuance upon exercise of such outstanding options, and the exercise price was $0.01 per share. These options will terminate on December 15, 2008.

      Stock option activity for the years ended December 31, 2005 and 2004 follows:

                                         WEIGHTED                  WEIGHTED                  WEIGHTED                  WEIGHTED
                                          AVERAGE                  AVERAGE                    AVERAGE     E. TED        AVERAGE
                           FINANCING      OPTION       1993         OPTION        2000        OPTION      DANIELS        OPTION
                            OPTIONS        PRICE       PLAN         PRICE         PLAN         PRICE      OPTIONS        PRICE
                       ---------------------------- ------------------------  ------------------------ -------------------------
December 31, 2003            197,093          2.00      80,000         0.27     1,720,000        0.04              -          -
Granted                            -             -           -            -             -           -      1,400,000       0.01
Expired or Cancelled        (197,093)            -     (15,000)        0.65      (200,000)       0.05              -          -
Exercised                          -             -           -            -             -           -              -          -

                       ---------------------------- ------------------------  ------------------------ -------------------------
December 31, 2004                  -             -      65,000         0.18     1,520,000        0.04      1,400,000       0.01
                       ---------------------------- ------------------------  ------------------------ -------------------------
Granted                            -             -           -            -             -           -              -       0.01
Expired or Cancelled               -             -     (15,000)        0.65       (50,000)       0.03              -          -
Exercised                          -             -           -            -             -           -              -          -

                       ---------------------------- ------------------------  ------------------------ -------------------------
December 31, 2005                  -             -      50,000         0.04     1,470,000        0.04      1,400,000       0.01
                       ============================ ========================  ======================== =========================


      The following information applies to options outstanding at December 31,
2005:
                                                         Weighted
                                                         Average             Weighted                               Weighted
                                                        Remaining             Average                                Average
                                    Number           Contractual Life        Exercise             Number            Exercise
                                 Outstanding             (Years)               Price           Exercisable            Price
                               -----------------   ---------------------  ----------------   -----------------   ----------------

1993 stock option plan                   50,000             3                      $ 0.04              50,000             $ 0.04
2000 stock option plan                1,470,000             7                      $ 0.04           1,470,000             $ 0.04
E. Ted Daniels options                1,400,000             3                      $ 0.01           1,400,000             $ 0.01

                               -----------------                                             -----------------
                                      2,920,000                                                     2,920,000
                               =================                                             =================

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.    WARRANTS
--------------

      The Company issued 2,500,000 warrants in 2001 in relation to a private placement offering. All such warrants expired during 2004. No additional warrants were issued through December 31, 2005.


8.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

      The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                     2005              2004
                                                 -------------    -------------

Numerator
---------
  Net loss                                       $  (1,460,146)   $  (1,373,833)
  Preferred dividends                                  (39,400)         (39,400)

                                                 -------------    -------------
  Net loss                                       $  (1,499,546)   $  (1,413,233)
                                                 =============    =============

Denominator
-----------
  Basic and diluted weighted average number of
  common shares outstanding during the period      141,592,000      141,592,000
                                                 -------------    -------------

Basic and diluted net loss per share             $       (0.01)   $       (0.01)
                                                 =============    =============

      The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive:


                               EQUIVALENT NUMBER OF
                                  Common Shares
                                 at December 31,
                       -------------------------------------
                             2005               2004
                       -----------------  ------------------
Options                       2,920,000           2,985,000
Convertible debt             94,488,356          94,488,356

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


9.    INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

      The Company has deferred tax assets of approximately $8,179,000 at December 31, 2005 relating to its net operating losses. The Company provided a 100% valuation allowance for these deferred tax assets. Accordingly, the Company recorded no benefit for income taxes during the periods presented. During 2005 and 2004 the Company's valuation allowance increased approximately $116,000 and approximately $175,000, respectively.

      At December 31, 2005, the Company has net operating loss carryforwards for federal tax purposes of approximately $18,175,000, which will expire beginning in 2006 through 2025.


10.   COMMITMENTS AND CONTINGENCIES
-----------------------------------

      LEASES
      ------

      The office lease started September 1, 2004 and expires August 31, 2007, with options to extend for up to two additional three-year terms. The initial monthly rent was $5,177, with provisions for annual escalation. In 2005 and 2004, rent expense was $63,060 and $73,465, respectively.

      Minimum annual lease payments at December 31, 2004 are as follows:

      2006               $  65,884
      2007                  45,178

                         ----------
                         $ 111,062
                         ==========

                           PRISM SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



11.   LEGAL PROCEEDINGS
-----------------------

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

      The effects of both such settlements are reflected in the accompanying financial statements at December 31, 2004, and totalled approximately $310,000.


12.   ACCOUNTS PAYABLE
----------------------

      During 2005 and 2004, the Company recognized gains of approximately $17,000 and $117,000, respectively, from settling certain accounts payable and/or from writing off certain other accounts payable that were determined to be no longer enforceable.


13.   GOING CONCERN
-------------------

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