Form 10QSB
period 2006-03-31
PRISM SOFTWARE CORP
filed 2006-05-15
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                           Commission File No. 0-21713

                           PRISM SOFTWARE CORPORATION
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     95-2621719
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                    15500-C Rockfield Blvd., Irvine, CA 92618
                    -----------------------------------------
                    (Address of principal executive offices)

                                  949-855-3100
                    -----------------------------------------
                           (Issuer's telephone number)


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

Title of Each Class of Common Stock               Outstanding at April 30, 2006
-----------------------------------               -----------------------------
Common Stock, par value $.01 per share                     141,591,534

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                             PRISM SOFTWARE CORPORATION

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Condensed Balance Sheet as of March 31, 2006 (Unaudited)      3

                   Condensed Statements of Operations for the Three
                   Months Ended March 31, 2006 and 2005 (Unaudited)              4

                   Condensed Statements of Cash Flows for the Three
                   Months Ended March 31, 2006 and 2005 (Unaudited)              5

                   Notes to Condensed Financial Statements (Unaudited)           6

         Item 2.  Management's Discussion and Analysis or Plan of Operation      9

         Item 3.  Controls and Procedures                                       10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                             11

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   11

         Item 3.  Defaults Upon Senior Securities                               11

         Item 4.  Submission of Matters to a Vote of Security Holders           11

         Item 5.  Other Information                                             11

         Item 6.  Exhibits                                                      12

         Signatures                                                             12





PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                            PRISM SOFTWARE COPRORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                       MARCH 31,
                                                                         2006
                                                                     ------------

                                      ASSETS

Current assets
  Cash                                                               $     67,122
  Accounts receivable, net of allowance
    for doubtful accounts of $244,369                                      55,741
  Inventory                                                                 5,581
                                                                     ------------
    Total current assets                                                  128,444

Equipment, net                                                             51,425
Other                                                                      30,780
                                                                     ------------
                                                                     $    210,649
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                         10,486,534
  Accrued interest - stockholders                                       1,331,538
  Accrued expenses - stockholders                                          30,203
  Accounts payable                                                        150,282
  Accrued expenses                                                        348,955
  Deferred revenue                                                        118,902
                                                                     ------------
    Total current liabilities                                          12,466,414
                                                                     ------------

Commitments and contingencies                                                  --

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                           788
  Common stock - 300,000,000 shares authorized, $.01 par value;
    141,591,534 shares issued and outstanding                           1,415,915
  Additional paid-in capital                                           11,394,263
  Accumulated deficit                                                 (25,066,731)
                                                                     ------------
    Total stockholders' deficit                                       (12,255,765)
                                                                     ------------
                                                                     $    210,649
                                                                     ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




                             PRISM SOFTWARE COPRORATION
                         CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                    --------------------------------
                                                         2006               2005
                                                    -------------      -------------

Net sales
  Products                                          $     101,967      $     509,129
  Services                                                 85,430            103,114
                                                    -------------      -------------
                                                          187,397            612,243
                                                    -------------      -------------

Cost of sales
  Products                                                  7,426              3,906
  Services                                                104,294            101,183
                                                    -------------      -------------
                                                          111,720            105,089
                                                    -------------      -------------
    Gross profit                                           75,677            507,154
                                                    -------------      -------------

Operating expenses
  Selling and administrative                              267,238            287,434
  Research and development                                103,541            118,008
                                                    -------------      -------------
                                                          370,779            405,442
                                                    -------------      -------------
    Income (loss) from operations                        (295,102)           101,712

Gain - settling or writing off accounts payable                --             17,095
Interest expense - stockholders                          (128,528)          (114,778)
                                                    -------------      -------------
Net income (loss)                                   $    (423,630)     $       4,029
                                                    =============      =============


Basic net income (loss) per common share            $       (0.00)     $        0.00
                                                    =============      =============

Diluted net income (loss) per common share          $       (0.00)     $        0.00
                                                    =============      =============

Basic weighted average number of common
  shares outstanding                                  141,592,000        141,592,000
                                                    =============      =============

Diluted weighted average number of common
  shares outstanding                                  141,592,000        145,011,000
                                                    =============      =============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




                                             PRISM SOFTWARE COPRORATION
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  --------------------------------
                                                                                       2006               2005
                                                                                  -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $    (423,630)     $       4,029
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                            1,977                 --
    Depreciation and amortization                                                        10,929              6,602
    Gain - settling or writing off accounts payable                                          --            (17,095)
    (Increase) decrease in assets
      Accounts receivable                                                                23,940           (259,727)
      Inventory                                                                             327               (445)
      Other assets                                                                      (10,371)             1,656
    Increase (decrease) in liabilities
      Accounts payable                                                                   14,886            (34,901)
      Accrued expenses                                                                  108,753            (50,107)
      Deferred revenue                                                                  (25,479)          (206,872)
                                                                                  -------------      -------------
        Net cash used by operating activities                                          (298,668)          (556,860)
                                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of equipment                                                       930                 --
  Purchase of equipment                                                                 (11,054)           (18,204)
                                                                                  -------------      -------------
        Net cash used by financing activities                                           (10,124)           (18,204)
                                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                                295,000            275,000
                                                                                  -------------      -------------
        Net cash provided by financing activities                                       295,000            275,000
                                                                                  -------------      -------------
Net increase (decrease) in cash                                                         (13,792)          (300,064)

Cash, beginning of period                                                                80,914            389,809
                                                                                  -------------      -------------
Cash, end of period                                                               $      67,122      $      89,745
                                                                                  =============      =============

Supplemental disclosures:
  Cash paid for interest                                                          $          --      $          --
  Cash paid for income tax                                                        $          --      $          --


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                         5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. Certain amounts from prior periods have been reclassified to be consistent with the presentation of the current period. The results of operations for the interim periods are not necessarily indicative of the operating results for the full years.


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

NOTE 3 - SHARE-BASED PAYMENTS
-----------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant-date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R.

No options were granted or vested during the interim periods presented, and all options previously granted had completely vested before January 1, 2005, therefore no compensation costs were incurred under SFAS 123R and the actual net income (or loss) equals the pro forma net income (or loss) for such interim periods.

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

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                --------------------------------
                                                     2006               2005
                                                -------------      -------------

Numerator
---------
  Net loss                                      $    (423,630)     $       4,029
  Preferred dividends                                      --                 --
                                                -------------      -------------
                                                $    (423,630)     $       4,029
                                                =============      =============

Denominator
-----------
  Basic weighted average number of
    common shares outstanding                     141,592,000        141,592,000

  Effect of dilutive securities:
    Conversion of preferred stock                          --          3,419,000

                                                -------------      -------------
  Dilutive potential common shares                141,592,000        145,011,000
                                                =============      =============

Basic net income (loss) per common share        $       (0.00)     $        0.00
                                                =============      =============

Diluted net income (loss) per common share      $       (0.00)     $        0.00
                                                =============      =============

The following incremental common shares associated with outstanding options, warrants and convertible debt are not included in the denominators above as their effect would be anti-dilutive.

                               EQUIVALENT NUMBER OF
                                  COMMON SHARES
                                   AT MARCH 31,
                           -----------------------------
                               2006             2005
                           ------------     ------------

Options                      2,920,000        2,985,000
Convertible debt            94,488,356       94,488,356


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

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005)

For the quarter ended March 31, 2006, the Company reported a loss of approximately $424,000, or $0.00 per share, compared with net income of approximately $4,000, or $0.00 per share (basic and diluted), for the quarter ended March 31, 2005. The decrease of approximately $428,000 was due primarily to the following:

         o Operating revenue decreased approximately $425,000. In the quarter ended March 31, 2005, there was one sale of over $400,000. (Subsequently, in the quarter ended September 30, 2005, the Company accrued a reserve of approximately $240,000 against this sale when the Company determined that the conditions for full collection had changed significantly for reasons outside the Company's control. The Company is actively working to satisfy such conditions.)
         o The cost of sales increased approximately $7,000 from approximately $105,000 to approximately $112,000. Even though revenue decreased significantly, the cost of sales changed little primarily because lower-cost products comprised a greater share of product sales in the prior year period.
         o Total operating expenses decreased approximately $35,000 due primarily to a decrease in personnel costs.
         o Interest expense increased approximately $14,000 due primarily to an increase in the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and cash equivalents of approximately $67,000. The principal source of liquidity in the three months ended March 31, 2006 was approximately $295,000 of additional borrowings.

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

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of April 30, 2006, the Company was in default on certain notes payable totaling approximately $96,000, including accrued interest. As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

In the quarter ended March 31, 2006, the Company borrowed an aggregate of $295,000 under a Consolidated Promissory Note with the Conrad von Bibra Revocable Trust ("Conrad von Bibra"). Such debt is due March 1, 2007, bears simple interest at the rate of 5% per annum beginning April 1, 2006, and is secured by the Company's assets.

No commissions were paid in connection with the above transactions. Conrad von Bibra is an affiliate of the Company by virtue of having beneficial ownership of more than 5% of the outstanding Common Stock of the Company, and being a director and an officer of the Company.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 6.  EXHIBITS.

         (a)      Exhibits.

                  10.1 Consolidated Promissory Note dated March 31, 2006 by and between the Conrad von Bibra Revocable Trust and the Company

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


                           PRISM SOFTWARE CORPORATION


Dated:  May 12, 2006           By:  /s/ David Ayres
                                    ---------------
                                    David Ayres, Director and President
                                    (Principal Executive Officer)

Dated:  May 12, 2006           By:  /s/ Michael Cheever
                                    -------------------
                                    Michael Cheever, Treasurer
                                    (Principal Accounting and Financial Officer)