Form 10QSB
period 2006-06-30
PRISM SOFTWARE CORP
filed 2006-08-14
CIK 908235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class of Common Stock                Outstanding at July 31, 2006
--------------------------------------             ----------------------------
Common Stock, par value $.01 per share                      141,591,534

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                                PRISM SOFTWARE CORPORATION

                                     TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of June 30, 2006 (Unaudited)                3

                  Condensed Statements of Operations for the Three and Six
                  Months Ended June 30, 2006 and 2005 (Unaudited)                        4

                  Condensed Statements of Cash Flows for the Six
                  Months Ended June 30, 2006 and 2005 (Unaudited)                        5

                  Notes to Condensed Financial Statements (Unaudited)                    6

         Item 2.  Management's Discussion and Analysis or Plan of Operation              9

         Item 3.  Controls and Procedures                                               11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     11

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           11

         Item 3.  Defaults Upon Senior Securities                                       12

         Item 4.  Submission of Matters to a Vote of Security Holders                   12

         Item 5.  Other Information                                                     12

         Item 6.  Exhibits                                                              13

         Signatures                                                                     13




PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                                   PRISM SOFTWARE CORPORATION
                                     CONDENSED BALANCE SHEET
                                           (UNAUDITED)


                                                                        JUNE 30,
                                                                          2006
                                                                     ------------

                                     ASSETS

Current assets
  Cash                                                               $     67,409
  Accounts receivable, net of allowance
    for doubtful accounts of $244,369                                      81,251
  Inventory                                                                 5,216

                                                                     ------------
    Total current assets                                                  153,876

  Equipment, net                                                           57,585
  Other                                                                    28,903

                                                                     ------------
                                                                     $    240,364
                                                                     ============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable - stockholders                                         10,746,534
  Accrued interest - stockholders                                       1,430,967
  Accounts payable                                                        105,923
  Accrued expenses                                                        238,328
  Deferred revenue                                                        141,308

                                                                     ------------
    Total current liabilities                                          12,663,060
                                                                     ------------

Commitments and contingencies                                                   -

Stockholders' deficit
  Preferred stock - 5,000,000 shares authorized, $.01 par value;
    Series A - 78,800 shares issued and outstanding                           788
  Common stock - 300,000,000 shares authorized, $.01 par value;
    141,591,534 shares issued and outstanding                           1,415,915
  Additional paid-in capital                                           11,394,263
  Accumulated deficit                                                 (25,233,662)

                                                                     ------------
    Total stockholders' deficit                                       (12,422,696)

                                                                     ------------
                                                                     $    240,364
                                                                     ============

        The accompanying notes are an integral part of these financial statements




                                                PRISM SOFTWARE CORPORATION
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  ------------------------------    ------------------------------
                                                       2006             2005            2006              2005
                                                  -------------    -------------    -------------    -------------
Net sales
  Products                                        $     129,952    $     101,476    $     231,919    $     610,606
  Services                                              110,930           69,951          196,361          173,064
                                                  -------------    -------------    -------------    -------------
                                                        240,882          171,427          428,280          783,670
                                                  -------------    -------------    -------------    -------------

Cost of sales
  Products                                               10,964           14,061           18,390           17,967
  Services                                              101,821          106,889          206,115          208,072
                                                  -------------    -------------    -------------    -------------
                                                        112,785          120,950          224,505          226,039
                                                  -------------    -------------    -------------    -------------
Gross profit                                            128,097           50,477          203,775          557,631
                                                  -------------    -------------    -------------    -------------

Operating expenses
  Selling and administrative                            254,230          316,529          521,469          603,962
  Research and development                               94,783           86,654          198,324          204,663
                                                  -------------    -------------    -------------    -------------
                                                        349,013          403,183          719,793          808,625
                                                  -------------    -------------    -------------    -------------
Loss from operations                                   (220,916)        (352,706)        (516,018)        (250,994)

Gain - settling or writing off accrued expenses
  and accrued interest                                  145,876                -          145,876                -
Gain - settling or writing off accounts payable          38,569                -           38,569           17,095
Interest expense - stockholders                        (130,460)        (116,902)        (258,988)        (231,680)
                                                  -------------    -------------    -------------    -------------
Net loss                                          $    (166,931)   $    (469,608)   $    (590,561)   $    (465,579)
                                                  =============    =============    =============    =============

Basic and diluted net loss per common share       $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                  =============    =============    =============    =============

Basic and diluted weighted average
  number of common shares outstanding               141,592,000      141,592,000      141,592,000      141,592,000
                                                  =============    =============    =============    =============

                        The accompanying notes are an integral part of these financial statements




                                             CORPORATION
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                   2006         2005
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(590,561)   $(465,579)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Loss on disposal of assets                                                      1,977            -
    Depreciation and amortization                                                  22,108       14,533
    Gain - settling or writing off accrued expenses and accrued interest         (145,876)           -
    Gain - settling or writing off accounts payable                               (38,569)     (17,095)
    (Increase) decrease in assets
      Accounts receivable                                                          (1,570)    (230,533)
      Inventory                                                                       692          175
      Other assets                                                                (11,327)     (13,321)
    Increase (decrease) in liabilities
      Accounts payable                                                              9,096      (41,643)
      Accrued expenses                                                            213,228       56,829
      Deferred revenue                                                             (3,073)    (177,013)

                                                                                ---------    ---------
        Net cash used by operating activities                                    (543,875)    (873,647)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of equipment                                                 930            -
  Purchase of equipment                                                           (25,560)     (25,453)

                                                                                ---------    ---------
        Net cash used by financing activities                                     (24,630)     (25,453)
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable - stockholders                          555,000      615,000

                                                                                ---------    ---------
        Net cash provided by financing activities                                 555,000      615,000

                                                                                ---------    ---------
Net decrease in cash                                                              (13,505)    (284,100)

Cash, beginning of period                                                          80,914      389,809

                                                                                ---------    ---------
Cash, end of period                                                             $  67,409    $ 105,709
                                                                                =========    =========

Supplemental disclosures:
  Cash paid for interest                                                        $       -    $       -
  Cash paid for income tax                                                      $       -    $       -

               The accompanying notes are an integral part of these financial statements


                                                   5

                           PRISM SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                              ------------------------------    ------------------------------
                                                   2006             2005             2006            2005
                                              -------------    -------------    -------------    -------------
Numerator
---------
Net loss                                      $    (166,931)   $    (469,608)   $    (590,561)   $    (465,579)
Preferred dividends                                 (19,700)         (19,700)         (19,700)         (19,700)
                                              -------------    -------------    -------------    -------------
                                              $    (186,631)   $    (489,308)   $    (610,261)   $    (485,279)
                                              =============    =============    =============    =============

Denominator
-----------
Basic and diluted weighted average
  number of common shares outstanding           141,592,000      141,592,000      141,592,000      141,592,000
                                              =============    =============    =============    =============

Basic and diluted net loss per common share   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                              =============    =============    =============    =============


                                                       8

The following incremental common shares associated with outstanding options and convertible debt are not included in the denominators above since their effect would be anti-dilutive.

                          EQUIVALENT NUMBER OF
                             Common Shares
                              at June 30,
                       ---------------------------
                           2006           2005
                       ------------  -------------
Options                  2,920,000      2,985,000
Convertible debt        94,488,356     94,488,356

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005)

For the quarter ended June 30, 2006, the Company reported a loss of approximately $167,000, or $0.00 per share, compared with a loss of approximately $470,000, or $0.00 per share, for the quarter ended June 30, 2005. The loss decreased approximately $303,000 due primarily to the following:

         o Operating revenue increased approximately $69,000, mostly from service revenue.
         o The cost of sales decreased approximately $8,000. Even though revenue increased, the cost of sales changed little primarily because lower-cost products comprised a greater share of sales in the current year period.
         o Total operating expenses decreased approximately $54,000 due primarily to a decrease in general office costs.
         o In the quarter ended June 30, 2006, the Company recognized gains of approximately $184,000 from settling or writing off certain accounts payable, accrued expenses and accrued interest. (The write-offs were on liabilities that were determined to be no longer enforceable.) No such gains were recognized in the prior year period.
         o Interest expense increased approximately $14,000 due primarily to an increase in the Company's debt.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005)

For the six months ended June 30, 2006, the Company reported a loss of approximately $591,000, or $0.00 per share, compared with a loss of approximately $466,000, or $0.00 per share, for the six months ended June 30, 2005. The loss increased approximately $125,000 due primarily to the following:

         o Operating revenue decreased approximately $355,000. In the quarter ended March 31, 2005, there was one sale of over $400,000 of products. (Subsequently, in the quarter ended September 30, 2005, the Company accrued a reserve of approximately $240,000 against this sale when the Company determined that the conditions for full collection had changed significantly for reasons outside the Company's control. The Company is actively working to satisfy such conditions.)
         o The cost of sales decreased approximately $2,000. Even though revenue decreased significantly, the cost of sales changed little primarily because lower-cost products comprised a greater share of product sales in the prior year period.
         o Total operating expenses decreased approximately $89,000 due primarily to a decrease in personnel costs.
         o In the six months ended June 30, 2006, the Company recognized gains of approximately $184,000 from settling or writing off certain accounts payable, accrued expenses and accrued interest. (The write-offs were on liabilities that were determined to be no longer enforceable.) In the prior year period, the Company recognized a gain of approximately $17,000 from settling or writing off accounts payable.
         o Interest expense increased approximately $27,000 due primarily to an increase in the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash and cash equivalents of approximately $67,000. The principal source of liquidity in the six months ended June 30, 2006 was approximately $555,000 of additional borrowings.

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

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of July 31, 2006, the Company was in default on certain notes payable totaling approximately $97,000, including accrued interest. As a result of these defaults, each holder of the debt obligations has the right to demand payment in full of such obligations at any time and exercise any rights or remedies available under the notes. If holders of any substantial portion of the notes were to demand payment, the Company does not currently have sufficient resources to respond to any such demand.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on May 31, 2006. Since certain members of the Board of Directors owned an aggregate of more than 50% of the outstanding voting shares of the Company, a quorum was available without the Company incurring the expense of soliciting proxies. Stockholders holding an aggregate of 95,124,914 shares attended the meeting. Carl von Bibra, David Ayres and Conrad von Bibra were elected as the three members of the Board of Directors, each to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The vote for each was 95,124,914 shares in favor, no shares against and no shares abstaining. No other actions were brought before the meeting.

ITEM 5.  OTHER INFORMATION.

In the quarter ended June 30, 2006, the Company borrowed an aggregate of $260,000 under a Consolidated Promissory Note with the Conrad von Bibra Revocable Trust ("Conrad von Bibra"). Such debt is due March 1, 2007, bears simple interest at the rate of 5% per annum beginning July 1, 2006, and is secured by the Company's assets.

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

ITEM 6.  EXHIBITS.

         (a) Exhibits.

         10.1 Consolidated Promissory Note dated June 30, 2006 by and between the Conrad von Bibra Revocable Trust and the Company

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


                                PRISM SOFTWARE CORPORATION


Dated:  August 14, 2006         By: /s/ David Ayres
                                    --------------------------------------------
                                    David Ayres, Director and President
                                    (Principal Executive Officer)

Dated:  August 14, 2006         By: /s/ Michael Cheever
                                    --------------------------------------------
                                    Michael Cheever, Treasurer
                                    (Principal Accounting and Financial Officer)